Form 10-Q
period 1996-03-31
PHOENIX LEASING CASH DISTRIBUTION FUND V L P
filed 1996-05-14
CIK 867296

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549



                                      FORM 10-Q

 _X_ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1996

                                         OR

 ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ______________ to ______________.

                           Commission file number 0-20133


                   PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
- - --------------------------------------------------------------------------------
                                     Registrant

             California                                68-0222136
- - ---------------------------------             ----------------------------------
       State of Jurisdiction                  I.R.S. Employer Identification No.



2401 Kerner Boulevard, San Rafael, California                   94901-5527
- - ------------------------------------------------------------------------------
      Address of Principal Executive Offices                     Zip Code

       Registrant's telephone number, including area code:     (415) 485-4500
                                                               --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing preceding requirements for the past 90 days.

                                Yes  _X_       No  ___

                           Part I.  Financial Information
                           ------------------------------
                            Item 1.  Financial Statements
                   PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                                   BALANCE SHEETS
                   (Amounts in Thousands Except for Unit Amounts)
                                     (Unaudited)
                                                        March 31,   December 31,
                                                           1996         1995
                                                           ----         ----
ASSETS

Cash and cash equivalents                                $ 1,356      $  3,131

Accounts receivable (net of allowance for
   losses on accounts  receivable of $161
   and $194 at March 31, 1996 and December 31,
   1995, respectivel                                         331           372

Notes receivable (net of allowance for losses
   on notes receivable of $55 at March 31, 1996
   and December 31, 1995)                                  2,677         1,487

Equipment on operating leases and held for lease
  (net of accumulated depreciation of $10,392 and
  $12,330 at March 31, 1996 and December 31, 1995,
  respectively)                                            2,419         3,381

Net investment in financing leases (net of allowance
  for early terminations of $313 and $238 at March 31,
  1996 and December 31, 1995, respectively)               19,933        19,914

Investment in joint ventures                               1,470         1,449

Capitalized  acquisition  fees (net of  accumulated
  amortization  of $1,748 and $1,643 at March 31, 1996
  and December 31, 1995, respectively)                       760           751

Other assets                                                 849           722
                                                         -------      --------

  Total Assets                                           $29,795      $ 31,207
                                                         =======      ========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

  Accounts payable and accrued expenses                  $ 1,480      $  1,045

  Notes payable                                            2,659         3,594
                                                         -------      --------

   Total Liabilities                                       4,139         4,639
                                                         -------      --------

Partners' Capital

  General Partner                                            (94)         (96)

  Limited  Partners,   5,000,000  units  authorized,
   2,045,838  units  issued, 1,977,518 and 2,002,101
   units  outstanding at March 31, 1996 and December 31,
   1995, respectively                                     25,130        26,176

  Unrealized gains on available-for-sale securities          620           488
                                                         -------      --------

  Total Partners' Capital                                 25,656        26,568
                                                         -------      --------

   Total Liabilities and Partners' Capital               $29,795      $ 31,207
                                                         =======      ========

        The accompanying notes are an integral part of these statements.

                   PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                              STATEMENTS OF OPERATIONS
                 (Amounts in Thousands Except for Per Unit Amounts)
                                     (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                             1996        1995
                                                             ----        ----
INCOME

  Rental income                                           $ 1,097       $ 1,620
  Earned income, financing leases                             705           847
  Equity in earnings from joint ventures, net                 118            86
  Gain on sale of securities                                  147          --
  Other income                                                159           131
                                                          -------       -------

   Total Income                                             2,226         2,684
                                                          -------       -------

EXPENSES

  Depreciation                                              1,311         2,229
  Amortization of acquisition fees                            105           150
  Lease related operating expenses                            104           102
  Management fees to General Partner                          128           148
  Reimbursed administrative costs to General Partner          103           125
  Interest expense                                             61           193
  Provision for losses on receivables                          76          --
  General and administrative expenses                          53            60
                                                          -------       -------

   Total Expenses                                           1,941         3,007
                                                          -------       -------

NET INCOME (LOSS)                                         $   285       $  (323)
                                                          =======       =======


NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                                        $   .13       $  (.17)
                                                          =======       =======

DISTRIBUTIONS PER LIMITED
  PARTNERSHIP UNIT                                        $   .50       $   .50
                                                          =======       =======

ALLOCATION OF NET INCOME (LOSS):
   General Partner                                        $    34       $    28
   Limited Partners                                           251          (351)
                                                          -------       -------

                                                          $   285       $  (323)
                                                          =======       =======

        The accompanying notes are an integral part of these statements.

                   PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                              STATEMENTS OF CASH FLOWS
                               (Amounts in Thousands)
                                     (Unaudited)
                                                             Three Months Ended
                                                                  March 31,
                                                             1996          1995
                                                             ----          ----
Operating Activities:
  Net income (loss)                                       $   285       $  (323)
  Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
   Depreciation                                             1,311         2,229
   Amortization of acquisition fees                           105           150
   Loss on sale of equipment                                  145           112
   Gain on sale of securities                                (147)         --
   Equity in earnings from joint ventures                    (118)          (86)
   Provision for early termination,
    financing leases                                           76          --
   Decrease in accounts receivable                             41            37
   Increase (decrease) in accounts payable and
    accrued expenses                                          365          (128)
   Decrease (increase) in other assets                          6           (52)
                                                          -------       -------

Net cash provided by operating activities                   2,069         1,939
                                                          -------       -------

Investing Activities:
   Principal payments, financing leases                     1,666         1,654
   Principal payments, notes receivable                       170            79
   Proceeds from sale of equipment                            219           533
   Proceeds from sale of securities                           160          --
   Distributions from joint ventures                           97           265
   Purchase of equipment                                      (20)           (4)
   Investment in financing leases                          (2,454)       (2,256)
   Investment in notes receivable                          (1,360)         (303)
   Investment in securities                                   (13)         --
   Payment of acquisition fees                                (45)         (118)
                                                          -------       -------

Net cash used by investing activities                      (1,580)         (150)
                                                          -------       -------

Financing Activities:
   Payments of principal, notes payable                      (935)       (3,065)
   Redemptions of capital                                    (299)         (122)
   Distributions to partners                               (1,030)       (1,043)
                                                          -------       -------

Net cash used by financing activities                      (2,264)       (4,230)
                                                          -------       -------

Decrease  in cash and cash equivalents                     (1,775)       (2,441)

Cash and cash equivalents, beginning of period              3,131         4,055
                                                          -------       -------

Cash and cash equivalents, end of period                  $ 1,356       $ 1,614
                                                          =======       =======

Supplemental Cash Flow Information:

   Cash paid for interest expense                         $    60       $   211

        The accompanying notes are an integral part of these statements.

                   PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)
Note 1.  General.

      The accompanying unaudited condensed financial statements have been prepared by the Partnership in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes included in the Partnership's Financial Statement, as filed with the SEC in the latest annual report on Form 10-K.

Note 2.  Reclassification.

      Reclassification - Certain 1995 amounts have been reclassified to conform to the 1996 presentation.

Note 3.  Income Taxes.

      Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the financial statements of the Partnership.

Note 4.  Equipment on Operating Leases and Held for Lease.

      The Partnership's policy, as disclosed on the Partnership's latest annual report filed on Form 10-K, is to provide additional depreciation expense where reviews of equipment indicate that rentals plus anticipated sales proceeds will not exceed expenses, including depreciation expense, in any future period. As a result, the Partnership has provided additional depreciation expense on various leases that are near the end of their initial lease term where the estimated fair market value is not expected to exceed the net book value of such leases. The portion of additional depreciation expense included in the caption "Depreciation" on the statements of operations for the three months ended March 31, 1996 and 1995, are $421,000 and $875,000, respectively ($.21 and $.43 per limited partnership unit, respectively).

Note 5.  Net Income (Loss) and Distributions per Limited Partnership Unit.

      Net income (loss) and distributions per limited partnership unit were based on the limited partners' share of net income (loss) and distributions and the weighted average number of units outstanding of 2,000,269 and 2,023,515 for the three months ended March 31, 1996 and 1995 respectively. For purposes of allocating income (loss) to each individual partner, the Partnership allocates net income (loss) based upon each respective limited partner's net capital contributions.

Note 6.  Investment in Joint Ventures.

      Equipment Joint Venture

      The statements of operations of the equipment joint venture is presented below:

                              STATEMENTS OF OPERATIONS
                               (Amounts in Thousands)
                                                             Three Months Ended
                                                                  March 31,
                                                             1996           1995
                                                             ----           ----
INCOME
Rental income                                                $431           $623
Gain on sale of equipment                                      50             43
Other income                                                   66             58
                                                             ----           ----

Total income                                                  547            724
                                                             ----           ----

EXPENSES
Depreciation                                                   24             12
Lease related  operating expenses                               1              4
Management fees to General Partner                             53             80
Interest expense                                              110            314
General and administrative expenses                            29             84
                                                             ----           ----

      Total expenses                                          217            494
                                                             ----           ----

Net income                                                   $330           $230
                                                             ====           ====

Financing Joint Venture

      The statements of operations of the financing joint venture is presented below:

                              STATEMENTS OF OPERATIONS
                               (Amounts in Thousands)
                                                              Three MonthsEnded
                                                                  March 31,
                                                             1996           1995
                                                             ----           ----
INCOME
Interest income - notes receivable                            $43            $49
Other income                                                    1              1
                                                              ---            ---

      Total income                                             44             50
                                                              ---            ---

EXPENSES
Management fees                                                 1             --
General and administrative expenses                            --              6
                                                              ---            ---

      Total expenses                                            1              6
                                                              ---            ---

Net income                                                    $43            $44
                                                              ===            ===

                    PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

      The Partnership reported net income of $285,000 during the three months ended March 31, 1996, as compared to a net loss of $323,000 during the three months ended March 31, 1995. The increase in net income during the three months ended March 31, 1996, as compared to 1995, is due to a decrease in total expenses.

      Total revenues decreased by $458,000 for the three months ended March 31, 1996, as compared to the same period in 1995. Total revenues are comprised primarily of rental income from operating leases and earned income from financing leases. Rental income decreased by $523,000 during the three months ended March 31, 1996, as compared to the same period in 1995. The decrease in rental income is attributable to a decrease in the amount of equipment owned, as well as an increase in the amount of equipment being held for lease. At March 31, 1996, the Partnership owned equipment having an aggregate original cost of approximately $48.5 million, as compared to $54 million at March 31, 1995.

      Earned income from financing leases decreased by $142,000 during the three months ended March 31, 1996, as compared to the same period in 1995, due to a decrease in the Partnership's investment in financing leases. The investment in financing leases was $19.9 million at March 31, 1996, as compared to $24 million at March 31, 1995. The investment in financing leases, as well as earned income from financing leases, will decrease over the lease term as the Partnership amortizes income over the life of the lease using the interest method.

      During the three months ended March 31, 1996, the Partnership recognized a gain on the sale of marketable securities of $147,000. These securities consisted of common stock received through the exercise of stock warrants granted to the Partnership as part of a financing agreement with two emerging growth companies. In addition, at March 31, 1996, the Partnership owns shares of stock and stock warrants in emerging growth companies that are publicly traded. These investments in stock and stock warrants carry certain restrictions, but generally can be exercised within a one year period.

      Total expenses decreased by $1,066,000 during the three months ended March 31, 1996, when compared to the same period in 1995. Total expenses is comprised primarily of depreciation expense. Depreciation decreased by $918,000 during the three months ended March 31, 1996, as compared to the same period in 1995. The decrease in depreciation expense is attributable to a decrease in the amount of equipment owned, as well as a portion of the equipment portfolio having become fully depreciated. Another factor contributing to the decrease in depreciation expense during the three months ended March 31, 1996, as compared to the same period in 1995, is the result of the Partnership providing less additional depreciation on various leases that had come to the end of their initial lease term or had terminated early, where the estimated fair market value was not expected to exceed the net book value of such leases. Included in depreciation expense for the three months ended March 31, 1996 was $421,000 of additional depreciation expense, as compared to $875,000 of additional depreciation expense during the three months ended March 31, 1995.

      The Partnership reported a decrease in interest expense of $132,000 during the three months ended March 31, 1996, as compared to the same period in 1995.

This decrease is the result of a decrease in the outstanding debt owed by the Partnership as it continues to make monthly payments of principal and interest. The outstanding debt at March 31, 1996 was $2.6 million as compared to $8.2 million at March 31, 1995.

Liquidity and Capital Resources

      The Partnership's primary source of liquidity comes from contractual obligations with lessees and borrowers for fixed terms at fixed payment amounts. The future liquidity of the Partnership is dependent upon the payment of the Partnership's contractual obligations from its lessees and borrowers. As the initial lease terms of the Partnership's short term operating leases expire, the Partnership will re-lease or sell the equipment as it becomes available. The future liquidity of the Partnership in excess of the contractual obligations will depend upon the General Partner's success in re-leasing and selling the Partnership's equipment when the lease terms expire.

      The cash generated from leasing and financing activities during the three months ended March 31, 1996 and 1995 is $3,905,000 and $3,672,000, respectively. These proceeds, combined with the cash on hand, were used for the repayment of debt and for the payment of cash distributions to the partners. During the three months ended March 31, 1996, the Partnership repaid $935,000 of its outstanding debt, as compared to $3,065,000 during the same period in 1995. The Partnership's outstanding debt is secured by leased equipment and is payable in monthly installments over 40 and 48 months. The Partnership has no available credit lines at March 31, 1996.

      The Partnership will continue to reinvest the cash generated by operating and financing activities in new leasing and financing transactions over the life of the Partnership. During the three months ended March 31, 1996, the Partnership invested $2,474,000 in equipment leases and $1,360,000 in notes receivable, as compared to investments of $2,260,000 in equipment leases and $303,000 in notes receivable during the same period in 1995.

      As of March 31, 1996, the Partnership owned equipment being held for lease with an original cost of $5,459,000 and a net book value of $784,000, compared to $4,610,000 and $901,000, respectively, at March 31, 1995. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's equipment as it becomes available.

      The cash distributed to partners for the three months ended March 31, 1996 was $1,030,000, as compared to $1,043,000 during the three months ended March 31, 1995. In accordance with the Partnership Agreement, the limited partners are entitled to 97% of the cash available for distribution and the General Partner is entitled to 3%. As a result, the limited partners received $999,000 and $1,012,000 in distributions during the three months ended March 31, 1996 and 1995, respectively. The cumulative distributions to the Limited Partners are $13,407,000 and $9,388,000 as of March 31, 1996 and 1995, respectively. The
General Partner received $31,000 in cash distributions for the three months ended March 31, 1996 and 1995. The Partnership will continue to make distributions to partners during 1996 at the same rate as the current distribution.

      The cash to be generated from leasing and financing operations is anticipated to be sufficient to meet the Partnership's continuing operational expenses and debt service.

                    PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.

                                    March 31, 1996

                             Part II.  Other Information.
                                       ------------------


Item 1.  Legal Proceedings.  Inapplicable.

Item 2.  Changes in Securities.  Inapplicable

Item 3.  Defaults Upon Senior Securities.  Inapplicable

Item 4.  Submission of Matters to a Vote of Securities Holders.  Inapplicable

Item 5.  Other Information.  Inapplicable

Item 6.  Exhibits and Reports on 8-K:

      a) Exhibits:  None

      b) Reports on 8-K:  None

                                      SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                                ----------------------------------------------
                                              (Registrant)

                                BY:  PHOENIX LEASING ASSOCIATES II, L.P.
                                     a California limited partnership,
                                     General Partner

                                     BY: PHOENIX LEASING ASSOCIATES II, INC.
                                     a Nevada corporation,
                                     General Partner

        Date                     Title                         Signature
        ----                     -----                         ---------


May 13, 1996           Senior Vice President              /S/ PARITOSH K. CHOKSI
- - ---------------------  Chief Financial Officer            ----------------------
                       Treasurer and a Director of        (Paritosh K. Choksi)
                       Phoenix Leasing Associates II, Inc.


May 13, 1996           Senior Vice President,             /S/ BRYANT J. TONG
- - ---------------------  Financial Operations               ----------------------
                       (Principal Accounting Officer)     (Bryant J. Tong)
                       Phoenix Leasing Associates II, Inc.


May 13, 1996           Senior Vice President              /S/ GARY W. MARTINEZ
- - ---------------------  and a Director of                  ----------------------
                       Phoenix Leasing Associates II, Inc.(Gary W. Martinez)


May 13, 1996           Partnership Controller             /S/ MICHAEL K. ULYATT
- - ---------------------  Phoenix Leasing Incorporated       ----------------------
                       (Parent Company)                   (Michael K. Ulyatt)