Form 10-Q
period 1996-06-30
PHOENIX LEASING CASH DISTRIBUTION FUND V L P
filed 1996-08-13
CIK 867296

Page 1 of 10


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-Q

  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
- ----- OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ----- EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________.

                         Commission file number 0-20133
                                                -------


                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
- --------------------------------------------------------------------------------
                                   Registrant

             California                                   68-0222136
- ---------------------------------             ----------------------------------
       State of Jurisdiction                  I.R.S. Employer Identification No.



2401 Kerner Boulevard, San Rafael, California             94901-5527
- --------------------------------------------------------------------------------
  Address of Principal Executive Offices                    Zip Code

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

                           Yes __X__         No _____

                                                                    Page 2 of 10
                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                       June 30,   December 31,
                                                         1996         1995
                                                         ----         ----
ASSETS

Cash and cash equivalents                             $  3,007     $  3,131

Accounts receivable (net of allowance for
   losses on accounts receivable of $159
   and $194 at June 30, 1996 and
   December 31, 1995, respectively)                        130          372

Notes receivable (net of allowance for losses
   on notes receivable of $55 at June 30, 1996
   and December 31, 1995)                                2,536        1,487

Equipment on operating leases and  held
  for lease (net of accumulated depreciation
  of $9,780 and $12,330 at June 30, 1996 and
  December 31, 1995, respectively)                       1,519        3,381

Net investment in financing leases (net of
  allowance for early terminations of $389
  and $238 at June 30, 1996 and December 31,
  1995, respectively)                                   17,907       19,914

Investment in joint ventures                             1,495        1,449

Capitalized acquisition fees (net of accumulated
  amortization of $1,838 and $1,643 at June 30,
  1996 and December 31, 1995, respectively)                670          751

Other assets                                               818          722
                                                      --------     --------
  Total Assets                                        $ 28,082     $ 31,207
                                                      ========     ========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

  Accounts payable and accrued expenses               $    997     $  1,045

  Notes payable                                          2,122        3,594
                                                      --------     --------
    Total Liabilities                                    3,119        4,639
                                                      --------     --------

Partners' Capital

  General Partner                                          (88)         (96)

  Limited Partners, 5,000,000 units authorized,
    2,045,838 units issued, 1,961,818 and 2,002,101
    units outstanding at June 30, 1996 and
    December 31, 1995, respectively                     24,454       26,176

  Unrealized gains on available-for-sale securities        597          488
                                                      --------     --------
  Total Partners' Capital                               24,963       26,568
                                                      --------     --------
    Total Liabilities and Partners' Capital           $ 28,082     $ 31,207
                                                      ========     ========

                     The accompanying notes are an integral
                            part of these statements.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                            Three Months Ended Six Months Ended
                                                 June 30,          June 30,
                                              1996     1995     1996      1995
                                              ----     ----     ----      ----
INCOME

  Rental income                             $   862  $ 1,160  $ 1,958   $ 2,780
  Earned income, financing leases               688      814    1,394     1,661
  Equity in earnings from
    joint ventures, net                          58      147      176       233
  Interest income, notes receivable              99       10      174        44
  Gain on sale of securities                    221     --        368      --
  Other income                                   62       50      145       148
                                            -------  -------  -------   -------

    Total Income                              1,990    2,181    4,215     4,866
                                            -------  -------  -------   -------

EXPENSES

  Depreciation                                  932    1,410    2,242     3,640
  Amortization of acquisition fees               90      106      196       257
  Lease related operating expenses               32       65      136       166
  Management fees to General Partner            119      122      247       270
  Reimbursed administrative costs
    to General Partner                           85      101      188       227
  Interest expense                               46      154      107       347
  Provision for losses on receivables            76       28      151        28
  General and administrative expenses            64      106      117       165
                                            -------  -------  -------   -------

    Total Expenses                            1,444    2,092    3,384     5,100
                                            -------  -------  -------   -------

NET INCOME (LOSS)                           $   546  $    89  $   831   $  (234)
                                            =======  =======  =======   =======


NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                          $   .25  $   .03  $   .38   $  (.15)
                                            =======  =======  =======   =======

DISTRIBUTIONS PER LIMITED
  PARTNERSHIP UNIT                          $   .50  $   .50  $  1.00   $  1.00
                                            =======  =======  =======   =======

ALLOCATION OF NET INCOME (LOSS):
    General Partner                         $    36  $    32  $    70   $    60
    Limited Partners                            510       57      761      (294)
                                            -------  -------  -------   -------

                                            $   546  $    89  $   831   $  (234)
                                            =======  =======  =======   =======

                     The accompanying notes are an integral
                           part of these statements.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                             Six Months Ended
                                                                 June 30,
                                                             1996         1995
                                                             ----         ----
Operating Activities:
  Net income (loss)                                        $   831      $  (234)
  Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
    Depreciation                                             2,242        3,640
    Amortization of acquisition fees                           196          257
    Loss (gain) on sale of equipment                           (21)         178
    Gain on sale of securities                                (368)        --
    Equity in earnings from joint ventures, net               (176)        (233)
    Provision for early termination, financing leases          151         --
    Provision for losses on accounts receivable               --             28
    Decrease (increase) in accounts receivable                 242          (95)
    Increase (decrease) in accounts payable and
      accrued expenses                                           3         (152)
    Decrease in other assets                                    13           13
                                                           -------      -------

Net cash provided by operating activities                    3,113        3,402
                                                           -------      -------

Investing Activities:
    Principal payments, financing leases                     3,406        3,386
    Principal payments, notes receivable                       310          216
    Proceeds from sale of equipment                            585          730
    Proceeds from sale of securities                           381         --
    Distributions from joint ventures                          130          455
    Purchase of equipment                                      (20)          (2)
    Investment in financing leases                          (2,474)      (2,764)
    Investment in notes receivable                          (1,359)        (756)
    Investment in securities                                   (13)        --
    Payment of acquisition fees                               (166)        (165)
                                                           -------      -------

Net cash provided by investing activities                      780        1,100
                                                           -------      -------

Financing Activities:
    Payments of principal, notes payable                    (1,472)      (4,674)
    Redemptions of capital                                    (495)        (123)
    Distributions to partners                               (2,050)      (2,084)
                                                           -------      -------

Net cash used by financing activities                       (4,017)      (6,881)
                                                           -------      -------

Decrease in cash and cash equivalents                         (124)      (2,379)

Cash and cash equivalents, beginning of period               3,131        4,055
                                                           -------      -------

Cash and cash equivalents, end of period                   $ 3,007      $ 1,676
                                                           =======      =======

Supplemental Cash Flow Information:

    Cash paid for interest expense                         $   100      $   364

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

Note 4.  Equipment on Operating Leases and Held for Lease.

        The Partnership's policy, as disclosed on the Partnership's latest annual report filed on Form 10-K, is to provide additional depreciation expense where reviews of equipment indicate that rentals plus anticipated sales proceeds will not exceed expenses, including depreciation expense, in any future period. As a result, the Partnership has provided additional depreciation expense on various leases that are near the end of their initial lease term where the estimated fair market value is not expected to exceed the net book value of such leases. The portion of additional depreciation expense included in the caption "Depreciation" on the statements of operations for the six months ended June 30, 1996 and 1995, is $758,000 and $1,105,000, respectively ($.38 and $.55 per limited partnership unit, respectively).

Note 5. Net Income (Loss) and Distributions per Limited Partnership Unit.

        Net income (loss) and distributions per limited partnership unit were based on the limited partners' share of net income (loss) and distributions and the weighted average number of units outstanding of 1,993,750 and 2,020,939 for the six months ended June 30, 1996 and 1995, respectively. For purposes of allocating income (loss) based upon each respective limited partner's net capital contributions.

Note 6. Investment in Joint Ventures.

Equipment Joint Venture
- -----------------------

        The statements of operations of the equipment joint venture are presented below:

                            STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)

                                         Three Months Ended    Six Months Ended
                                              June 30,             June 30,
                                          1996       1995       1996       1995
                                          ----       ----       ----       ----

INCOME
Earned income, financing leases          $  329     $  516     $  761     $1,139
Gain on sale of equipment                   108        165        158        209
Other income                                 54        156        120        214
                                         ------     ------     ------     ------

        Total income                        491        837      1,039      1,562
                                         ------     ------     ------     ------

EXPENSES
Depreciation                                      103       42      128       54
Lease related  operating expenses                  19        2       20        7
Management fees to General Partner                 55       88      109      167
Interest expense                                   73      256      183      571
General and administrative expenses                93       31      121      114
                                                 ----     ----     ----     ----

        Total expenses                            343      419      561      913
                                                 ----     ----     ----     ----

Net income                                       $148     $418     $478     $649
                                                 ====     ====     ====     ====

Financing Joint Venture
- -----------------------

        The statements of operations of the financing joint venture are presented below:

                            STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)


                                          Three Months Ended    Six Months Ended
                                               June 30,             June 30,
                                            1996      1995       1996      1995
                                            ----      ----       ----      ----
INCOME
Interest income - notes receivable          $41        $47        $83        $97
Other income                                  1          1          2          1
                                            ---        ---        ---        ---

        Total income                         42         48         85         98
                                            ---        ---        ---        ---

EXPENSES
Management fees                               2          3          2          3
General and administrative expenses          --         --         --          6
                                            ---        ---        ---        ---

        Total expenses                        2          3          2          9
                                            ---        ---        ---        ---

Net income                                  $40        $45        $83        $89
                                            ===        ===        ===        ===

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

        The Partnership reported net income of $546,000 during the three months ended June 30, 1996, as compared to net income of $89,000 during the three months ended June 30, 1995. During the six months ended June 30, 1996, the Partnership reported net income of $831,000, as compared to a net loss of $234,000 during the six months ended June 30, 1995. The increase in earnings for both periods in 1996, as compared to 1995, is primarily due to a decrease in total expenses.

        Total revenues decreased by $191,000 and $651,000 for the three and six months ended June 30, 1996, as compared to the same periods in 1995. Total revenues are comprised primarily of rental income from operating leases and earned income from financing leases. The decrease in total revenues is attributable to a decrease in rental income from operating leases and earned income from financing leases.

        Earned income from financing leases decreased during the three and six months ended June 30, 1996, as compared to the same periods in 1995, due to a decrease in the Partnership's investment in financing leases. The investment in financing leases was $17.9 million at June 30, 1996, as compared to $22.3 million at June 30, 1995. The investment in financing leases, as well as earned income from financing leases, will decrease over the lease term as the Partnership amortizes income over the life of the lease using the interest method.

        Rental income decreased by $298,000 and $822,000 for the three and six months ended June 30, 1996, respectively, as compared to the same periods in 1995, due to the sale of equipment and an increase in equipment being held for lease. At June 30, 1996, the Partnership owned equipment with an aggregate original cost of $45.9 million, as compared to $52.9 million at June 30, 1995. During 1995 and 1996, many of the initial lease terms of the Partnership's equipment expire. As a result, the Partnership will either renew the leases with the current lessee, remarket the equipment to a new lessee or sell the equipment.  Until  new  lessees  or buyers of the  equipment  can be found,  the equipment will continue to generate depreciation expense without any corresponding rental income. The effect will be a reduction of the Partnership's earnings during this remarketing period.

        During the three and six months ended June 30, 1996, the Partnership reported a gain on the sale of marketable securities of $221,000 and $368,000, respectively. These securities consisted of common stock and warrants for the purchase of common stock granted to the Partnership as part of financing agreements with emerging growth companies that are publicly traded. In addition, at June 30, 1996 the Partnership had remaining interests in stock warrants with unrealized gains of approximately $597,000. These stock warrants contain certain restrictions, but are generally exercisable within one year.

        Total expenses decreased by $648,000 and $1,716,000 during the three and six months ended June 30, 1996, when compared to the same periods in 1995. Total expenses is comprised primarily of depreciation expense. Depreciation decreased by $478,000 and $1,398,000 during the three and six months ended June 30, 1996, as compared to the same periods in 1995. The decrease in depreciation expense is attributable to a large portion of the Partnership's equipment portfolio having been fully depreciated at June 30, 1996. Additionally, depreciation was higher during 1995 due to the Partnership providing additional depreciation on various leases that had come to the end of their initial lease term, where the estimated fair market value was not expected to exceed the net book value of such leases.

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

        The cash generated from leasing and financing activities during the six months ended June 30, 1996 and 1995 was $6,829,000 and $7,004,000, respectively.

These proceeds, combined with the cash on hand, were used for the repayment of debt and for the payment of cash distributions to the partners. During the six months ended June 30, 1996, the Partnership repaid $1,472,000 of its outstanding debt, as compared to $4,674,000 during the same period in 1995. The Partnership's outstanding debt is secured by leased equipment and is payable in monthly installments over 40 and 48 months. The Partnership has no remaining credit lines at June 30, 1996.

        The Partnership will continue to reinvest the cash generated by operating and financing activities in new leasing and financing transactions over the life of the Partnership. During the six months ended June 30, 1996, the Partnership invested $2,494,000 in equipment leases and $1,359,000 in notes receivable, as compared to investments of $2,766,000 in equipment leases and $756,000 in notes receivable during the same period in 1995.

        As of June 30, 1996, the Partnership owned equipment being held for lease with an original cost of $3,940,000 and a net book value of $335,000, compared to $3,778,000 and $846,000, respectively, at June 30, 1995. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's equipment as it becomes available.

        The cash distributed to partners for the six months ended June 30, 1996 was $2,050,000, as compared to $2,084,000 during the six months ended June 30, 1995. In accordance with the Partnership Agreement, the limited partners are entitled to 97% of the cash available for distribution and the General Partner is entitled to 3%. As a result, the limited partners received $1,988,000 and $2,021,000 in distributions during the six months ended June 30, 1996 and 1995, respectively. The cumulative distributions to the Limited Partners are $14,396,000 and $10,398,000 as of June 30, 1996 and 1995, respectively. The
General Partner received $62,000 and $63,000 in cash distributions for the six months ended June 30, 1996 and 1995, respectively. The Partnership plans to make quarterly distributions to partners during the remainder of 1996 at the same rate as the current distribution.

        The cash to be generated from leasing and financing operations is anticipated to be sufficient to meet the Partnership's continuing operational expenses and debt service.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.

                                  June 30, 1996

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

           (27) Financial Data Schedule

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

                               PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                               ----------------------------------------------
                                                (Registrant)

                                  BY:  PHOENIX LEASING ASSOCIATES II, L.P.
                                        a California limited partnership
                                        Corporate General Partner

                                       BY:  PHOENIX LEASING ASSOCIATES II, INC.,

                                            a Nevada corporation
                                            Corporate General Partner


       Date                       Title                         Signature
       ----                       -----                         ---------


August 13, 1996        Senior Vice President              /S/ PARITOSH K. CHOKSI
- ---------------        Chief Financial Officer            ----------------------
                       Treasurer and a Director of        (Paritosh K. Choksi)
                       Phoenix Leasing Associates II, Inc.


August 13, 1996        Senior Vice President,             /S/ BRYANT J. TONG
- ---------------        Financial Operations               ----------------------
                       (Principal Accounting Officer)    (Bryant J. Tong)
                       Phoenix Leasing Associates II, Inc.


August 13, 1996        Partnership Controller            /S/ MICHAEL K. ULYATT
- ---------------        Phoenix Leasing Incorporated      -----------------------
                       (Parent Company)                  (Michael K. Ulyatt)