Form 10-Q
period 1996-09-30
PHOENIX LEASING CASH DISTRIBUTION FUND V L P
filed 1996-11-13
CIK 867296

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    ---------

                                    FORM 10-Q

  X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----  ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________.

                         Commission file number 0-20133
                                                -------


                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
--------------------------------------------------------------------------------
                                   Registrant

        California                                       68-0222136
-------------------------                     ----------------------------------
  State of Jurisdiction                       I.R.S. Employer Identification No.



2401 Kerner Boulevard, San Rafael, California             94901-5527
--------------------------------------------------------------------------------
   Address of Principal Executive Offices                  Zip Code

       Registrant's telephone number, including area code: (415) 485-4500
                                                            -------------

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
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)

                                                     September 30,  December 31,
                                                         1996          1995
                                                         ----          ----
ASSETS

Cash and cash equivalents                           $     2,106    $     3,131

Accounts receivable (net of allowance
   for losses on accounts receivable of
   $152 and $194 at September 30, 1996
   and December 31, 1995, respectively)                     217            372

Notes receivable (net of allowance for
   losses on notes receivable of $55 at
   September 30, 1996 and December 31, 1995)              2,941          1,487

Equipment on operating leases and held for
  lease (net of accumulated depreciation of
  $8,663 and $12,330 at September 30, 1996 and
  December 31, 1995, respectively)                        1,216          3,381

Net investment in financing leases (net of
  allowance for early  terminations of $458 and
  $238 at September 30, 1996 and December 31,
  1995, respectively)                                    16,180         19,914

Investment in joint ventures                              1,658          1,449

Capitalized acquisition fees (net of accumulated
  amortization of $1,929 and $1,643 at September 30,
  1996 and December 31, 1995, respectively)                 624            751

Other assets                                                608            722
                                                    -----------    -----------

  Total Assets                                      $    25,550    $    31,207
                                                    ===========    ===========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

  Accounts payable and accrued expenses             $     1,210    $     1,045

  Notes payable                                            --            3,594
                                                    -----------    -----------

    Total Liabilities                                     1,210          4,639
                                                    -----------    -----------

Partners' Capital

  General Partner                                           (82)           (96)

  Limited Partners, 5,000,000 units authorized,
    2,045,838 units issued, 1,952,068 and
    2,002,101 units outstanding at September 30,
    1996 and December 31, 1995, respectively             23,983         26,176

  Unrealized gains on available-for-sale
    securities                                              439            488
                                                    -----------    -----------

  Total Partners' Capital                                24,340         26,568
                                                    -----------    -----------

    Total Liabilities and Partners' Capital         $    25,550    $    31,207
                                                    ===========    ===========

                 The accompanying notes are an integral part of
                                these statements.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                         Three Months Ended  Nine Months Ended
                                           September 30,       September 30,
                                           1996     1995      1996      1995
                                           ----     ----      ----      ----
INCOME

  Rental income                          $  763    $1,508    $2,722    $4,288
  Earned income, financing leases           596       749     1,989     2,411
  Equity in earnings from joint
    ventures, net                           139       136       315       369
  Interest income, notes receivable         120        53       295        96
  Gain on sale of securities               --        --         368      --
  Other income                               55        52       200       139
                                         ------    ------    ------    ------

    Total Income                          1,673     2,498     5,889     7,303
                                         ------    ------    ------    ------

EXPENSES

  Depreciation                              527     1,519     2,769     5,159
  Amortization of acquisition fees           90       112       286       368
  Lease related operating expenses           35        75       171       241
  Management fees to General Partner        119       136       366       407
  Reimbursed administrative costs
    to General Partner                       87       105       275       331
  Interest expense                           24       117       132       464
  Provision for losses on receivables        69      --         220        28
  General and administrative expenses        62        42       179       147
                                         ------    ------    ------    ------

    Total Expenses                        1,013     2,106     4,398     7,145
                                         ------    ------    ------    ------

NET INCOME                               $  660    $  392    $1,491    $  158
                                         ======    ======    ======    ======


NET INCOME PER LIMITED
  PARTNERSHIP UNIT                       $  .32    $  .18    $  .70    $  .03
                                         ======    ======    ======    ======

DISTRIBUTIONS PER LIMITED
  PARTNERSHIP UNIT                       $  .50    $  .50    $ 1.50    $ 1.50
                                         ======    ======    ======    ======

ALLOCATION OF NET INCOME:
    General Partner                      $   36    $   35    $  106    $   95
    Limited Partners                        624       357     1,385        63
                                         ------    ------    ------    ------

                                         $  660    $  392    $1,491    $  158
                                         ======    ======    ======    ======

                 The accompanying notes are an integral part of
                                these statements.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                          Nine Months Ended
                                                            September 30,
                                                          1996         1995
                                                          ----         ----
Operating Activities:
  Net income                                            $ 1,491      $   158
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                          2,769        5,159
    Amortization of acquisition fees                        286          368
    Loss (gain) on sale of equipment                        (60)         229
    Gain on sale of securities                             (368)        --
    Equity in earnings from joint ventures, net            (315)        (369)
    Provision for early termination, financing leases       220         --
    Provision for losses on accounts receivable            --             28
    Decrease in accounts receivable                         155           49
    Increase (decrease) in accounts payable and
      accrued expenses                                      191         (345)
    Decrease in other assets                                 65           31
                                                        -------      -------

Net cash provided by operating activities                 4,434        5,308
                                                        -------      -------

Investing Activities:
    Principal payments, financing leases                  5,486        5,139
    Principal payments, notes receivable                    538          412
    Proceeds from sale of equipment                         805          937
    Proceeds from sale of securities                        381         --
    Distributions from joint ventures                       151          470
    Purchase of equipment                                   (20)          (2)
    Investment in financing leases                       (3,301)      (2,984)
    Investment in notes receivable                       (1,992)        (756)
    Investment in joint ventures                            (45)        --
    Investment in securities                                (13)        --
    Payment of acquisition fees                            (185)        (185)
                                                        -------      -------

Net cash provided by investing activities                 1,805        3,031
                                                        -------      -------

Financing Activities:
    Payments of principal, notes payable                 (3,594)      (6,497)
    Redemptions of capital                                 (611)        (166)
    Distributions to partners                            (3,059)      (3,123)
                                                        -------      -------

Net cash used by financing activities                    (7,264)      (9,786)
                                                        -------      -------

Decrease in cash and cash equivalents                    (1,025)      (1,447)

Cash and cash equivalents, beginning of period            3,131        4,055
                                                        -------      -------

Cash and cash equivalents, end of period                $ 2,106      $ 2,608
                                                        =======      =======

Supplemental Cash Flow Information:

    Cash paid for interest expense                      $   130      $   480

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

Note 4.  Equipment on Operating Leases and Held for Lease.

        The Partnership's policy, as disclosed on the Partnership's latest annual report filed on Form 10-K, is to provide additional depreciation expense where reviews of equipment indicate that rentals plus anticipated sales proceeds will not exceed expenses, including depreciation expense, in any future period. As a result, the Partnership has provided additional depreciation expense on various leases that are near the end of their initial lease term where the estimated fair market value is not expected to exceed the net book value of such leases. The portion of additional depreciation expense included in the caption "Depreciation" on the statements of operations for the nine months ended September 30, 1996 and 1995, is $758,000 and $1,481,000, respectively ($.38 and
$.74 per limited partnership unit, respectively).

Note 5.    Net Income (Loss) and Distributions per Limited Partnership Unit.

        Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions and the weighted average number of units outstanding of 1,981,901 and 2,014,920 for the nine months ended September 30, 1996 and 1995, respectively. For purposes of allocating income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's net capital contributions.

Note 6.    Investment in Joint Ventures.

        Equipment Joint Venture

        The statements of operations of the equipment joint venture is presented below:

                            STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)

                                         Three Months Ended    Nine Months Ended
                                           September 30,         September 30,
                                          1996       1995       1996       1995
                                          ----       ----       ----       ----
INCOME
Rental income                           $  331     $  548     $1,092     $1,687
Gain on sale of equipment                  247         70        405        278
Other income                                38         76        158        291
                                        ------     ------     ------     ------
        Total income                       616        694      1,655      2,256
                                        ------     ------     ------     ------

EXPENSES
Depreciation                                71         24        199         78
Lease related  operating expenses            1       --           21          7
Management fees to General Partner          41         59        149        227
Interest expense                            32        197        215        767
General and administrative expenses         74         31        195        146
                                        ------     ------     ------     ------
        Total expenses                     219        311        779      1,225
                                        ------     ------     ------     ------
Net income                              $  397     $  383     $  876     $1,031
                                        ======     ======     ======     ======

Financing Joint Venture

        The statements of operations of the financing joint venture is presented below:

                            STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)

                                         Three Months Ended    Nine Months Ended
                                           September 30,         September 30,
                                          1996       1995       1996       1995
                                          ----       ----       ----       ----
INCOME
Interest income - notes receivable        $ 39       $ 46       $121       $142
Other income                                 1          1          3          2
                                          ----       ----       ----       ----
        Total income                        40         47        124        144
                                          ----       ----       ----       ----

EXPENSES
Management fees                              2          2          4          4
General and administrative expenses        --         --         --           6
                                          ----       ----       ----       ----
        Total expenses                       2          2          4         10
                                          ----       ----       ----       ----
Net income                                $ 38       $ 45       $120        134
                                          ====       ====       ====       ====

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

        The Partnership reported net income of $660,000 during the three months ended September 30, 1996, as compared to net income of $392,000 during the same period in 1995. During the nine months ended September 30, 1996, the Partnership reported net income of $1,491,000, as compared to net income of $158,000 during the same period in 1995. The increase in earnings for both periods in 1996, as compared to 1995, is primarily due to a decrease in total expenses.

        Total revenues decreased by $825,000 and $1,414,000 for the three and nine months ended September 30, 1996, as compared to the same periods in 1995. Total revenues are comprised primarily of rental income from operating leases and earned income from financing leases. The decrease in total revenues is attributable to a decrease in rental income from operating leases and earned income from financing leases.

        Earned income from financing leases decreased during the three and nine months ended September 30, 1996, as compared to the same periods in 1995, due to a decrease in the Partnership's investment in financing leases. The investment in financing leases was $16.2 million at September 30, 1996, as compared to $20.1 million at September 30, 1995. The investment in financing leases, as well as earned income from financing leases, will decrease over the lease term as the Partnership amortizes income over the life of the lease using the interest method. This decrease will be offset in part by a continuous investment of the excess cash flows of the Partnership in new leasing and financing transactions over the life of the Partnership.

        Rental income decreased by $745,000 and $1,566,000 for the three and nine months ended September 30, 1996, respectively, as compared to the same periods in 1995, due to the sale of equipment and an increase in equipment being held for lease. At September 30, 1996, the Partnership owned equipment with an aggregate original cost of $42.9 million, as compared to $51.4 million at September 30, 1995. During 1995 and 1996, many of the initial lease terms of the Partnership's equipment expire. As a result, the Partnership will either renew the leases with the current lessee, remarket the equipment to a new lessee or sell the equipment. Until new lessees or buyers of the equipment can be found, the equipment will continue to generate depreciation expense without any corresponding rental income. The effect will be a reduction of the Partnership's earnings during this remarketing period.

        During the nine months ended September 30, 1996, the Partnership reported a gain on the sale of marketable securities of $368,000. These securities consisted of common stock and warrants for the purchase of common stock granted to the Partnership as part of financing agreements with emerging growth companies that are publicly traded. In addition, at September 30, 1996 the Partnership had remaining interests in stock warrants with unrealized gains of approximately $439,000. These stock warrants contain certain restrictions, but are generally exercisable within one year.

        Total expenses decreased by $1,093,000 and $2,747,000 during the three and nine months ended September 30, 1996, when compared to the same periods in 1995. Total expenses is comprised primarily of depreciation expense. Depreciation decreased by $992,000 and $2,390,000 during the three and nine months ended September 30, 1996, as compared to the same periods in 1995. The decrease in depreciation expense is attributable to a large portion of the Partnership's equipment portfolio having been fully depreciated. Additionally, depreciation was higher during 1995 due to the Partnership providing additional depreciation on various leases that had come to the end of their initial lease term, where the estimated fair market value was not expected to exceed the net book value of such leases.

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

        The cash generated from leasing and financing activities during the nine months ended September 30, 1996 and 1995 was $10,458,000 and $10,859,000,
respectively. These proceeds, combined with the cash on hand, were used for the repayment of debt and for the payment of cash distributions to the partners. During the nine months ended September 30, 1996, the Partnership repaid $3,594,000 of its outstanding debt, as compared to $6,497,000 during the same period in 1995. The Partnership's outstanding debt is secured by leased equipment and is payable in monthly installments over 40 and 48 months. The Partnership has no remaining credit lines at September 30, 1996.

        The Partnership will continue to reinvest the cash generated by operating and financing activities in new leasing and financing transactions over the life of the Partnership. During the nine months ended September 30, 1996, the Partnership invested $3,321,000 in equipment leases and $1,992,000 in notes receivable, as compared to investments of $2,986,000 in equipment leases and $756,000 in notes receivable during the same period in 1995.

        As of September 30, 1996, the Partnership owned equipment being held for lease with an original cost of $5,125,000 and a net book value of $531,000, compared to $4,135,000 and $693,000, respectively, at September 30, 1995. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's equipment as it becomes available.

        The cash distributed to partners for the nine months ended September 30, 1996 was $3,059,000, as compared to $3,123,000 during the nine months ended September 30, 1995. In accordance with the Partnership Agreement, the limited partners are entitled to 97% of the cash available for distribution and the General Partner is entitled to 3%. As a result, the limited partners received $2,966,000 and $3,029,000 in distributions during the nine months ended September 30, 1996 and 1995, respectively. The cumulative distributions to the Limited Partners are $15,375,000 and $11,406,000 as of September 30, 1996 and 1995, respectively. The General Partner received $93,000 and $94,000 in cash distributions for the nine months ended September 30, 1996 and 1995, respectively. The Partnership plans to make quarterly distributions to partners during the remainder of 1996 and during 1997 at the same rate as the current distributions.

        The cash to be generated from leasing and financing operations is anticipated to be sufficient to meet the Partnership's continuing operational expenses and debt service.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.

                               September 30, 1996

                           Part II. Other Information.
                           ---------------------------


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

                             PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                             ----------------------------------------------
                                            (Registrant)

                               BY:  PHOENIX LEASING ASSOCIATES II, L.P.
                                    a California limited partnership,
                                    General Partner

                                   BY:  PHOENIX LEASING ASSOCIATES II, INC.,
                                        a Nevada corporation,
                                        Corporate General Partner

       Date                       Title                        Signature
       ----                       -----                        ---------


November 12, 1996    Senior Vice President                /S/ PARITOSH K. CHOKSI
-----------------    Chief Financial Officer              ----------------------
                     Treasurer and a Director of          (Paritosh K. Choksi)
                     Phoenix Leasing Associates II, Inc.


November 12, 1996    Senior Vice President,              /S/ BRYANT J. TONG
-----------------    Financial Operations                -----------------------
                     (Principal Accounting Officer)      (Bryant J. Tong)
                     Phoenix Leasing Associates II, Inc.


November 12, 1996    Senior Vice President               /S/ GARY W. MARTINEZ
-----------------    and a Director of                   -----------------------
                     Phoenix Leasing Associates II, Inc. (Gary W. Martinez)


November 12, 1996    Partnership Controller              /S/ MICHAEL K. ULYATT
-----------------    Phoenix Leasing Incorporated        -----------------------
                     (Parent Company)                    (Michael K. Ulyatt)