Form 10-K
period 1996-12-31
PHOENIX LEASING CASH DISTRIBUTION FUND V L P
filed 1997-03-27
CIK 867296

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                    ---------

                                    FORM 10-K

  X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934 (FEE REQUIRED)


For the fiscal year ended December 31, 1996       Commission File Number 0-20133


                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            California                                   68-0222136
--------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

2401 Kerner Boulevard, San Rafael, California            94901-5527
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:     (415) 485-4500
                                                         -------------

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act: Units of Limited Partnership Interest

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes _X_   No ___

As of December 31, 1996, 1,946,243 Units of Limited Partnership interest were outstanding. No market exists for the Units of Partnership interest and therefore there exists no aggregate market value at December 31, 1996.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.

                          1996 FORM 10-K ANNUAL REPORT


                                TABLE OF CONTENTS


                                                                          Page

                                     PART I

Item 1.       Business..............................................        3
Item 2.       Properties............................................        4
Item 3.       Legal Proceedings.....................................        4
Item 4.       Submission of Matters to a Vote of Security Holders...        5

                                     PART II

Item 5.       Market for the Registrant's Securities and Related
              Security Holder Matters...............................        5
Item 6.       Selected Financial Data...............................        5
Item 7.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations...................        6
Item 8.       Financial Statements and Supplementary Data...........        8
Item 9.       Disagreements on Accounting and Financial
              Disclosure Matters....................................       24


                                    PART III

Item 10.      Directors and Executive Officers of the Registrant....       24
Item 11.      Executive Compensation................................       25
Item 12.      Security Ownership of Certain Beneficial Owners
              and Management........................................       25
Item 13.      Certain Relationships and Related Transactions...............26

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on
              Form 8-K..............................................       26


Signatures..........................................................       27

                                     PART I
Item 1.       Business.

General Development of Business.

         Phoenix Leasing Cash Distribution Fund V, L.P., a California limited partnership (the "Partnership"), was organized on July 9, 1990. The Partnership was registered with the Securities and Exchange Commission with an effective date of November 4, 1991 and shall continue to operate until its termination date unless dissolved sooner due to the sale of substantially all of the assets of the Partnership or a vote of the Limited Partners. The Partnership will terminate on December 31, 2003. The General Partner is a California limited partnership, Phoenix Leasing Associates II L.P., the general partner of which is Phoenix Leasing Associates II, Inc., a Nevada corporation and a wholly-owned subsidiary of Phoenix Leasing Incorporated, a California corporation. The General Partner or its affiliates also is or has been a general partner in several other limited partnerships formed to invest in capital equipment and other assets.

         The registration was for 5,000,000 units of limited partnership interest at a price of $20 per unit. The Partnership completed its public offering on October 28, 1993. As of December 31, 1993, the Partnership sold 2,045,838 units for a total capitalization of $40,916,760. Of the proceeds received through the offering, the Partnership has incurred $6,131,000 in organizational and offering expenses for a net capitalization of $34.8 million.

         From the initial formation of the Partnership through December 31, 1996, the total investments in equipment leases, investments in joint ventures and financing transactions (loans) approximate $87,160,000. The average initial firm term of contractual payments from equipment subject to lease was 46.75 months, and the average initial net monthly payment rate as a percentage of the original purchase price was 2.70%. The average initial firm term of contractual payments from loans was 51.09 months.

         The Partnership's principal objective is to produce cash flow to the investors on a continuing basis over the life of the Partnership. To achieve this objective, the Partnership will invest in various types of capital equipment and other assets to provide leasing or financing of the same to third parties, including Fortune 1000 companies and their subsidiaries, middle-market companies, emerging growth companies, franchised businesses, pay television system operators and others, on either a long-term or short-term basis. The types of equipment that the Partnership will invest in will include, but is not limited to, computer peripherals, small computer systems, communications equipment, IBM mainframes, IBM-software compatible mainframes, office systems, CAE/CAD/CAM equipment, telecommunications equipment, cable television equipment, medical equipment, production and manufacturing equipment and software products. At least 75% of the net offering proceeds has been allocated for the acquisition of computer peripherals.

         The Partnership has acquired significant amounts of equipment or assets with the net offering proceeds. In addition, the Partnership has acquired equipment through the use of debt financing, however, the ratio of the outstanding debt to net capital contributions less any investment in Leveraged Joint Ventures at the end of the Partnership's offering period will not exceed one-to-one. The cash flow generated by such investments in equipment leases or financing transactions will be used to provide for debt service, to provide cash distributions to the Partners and the remainder will be reinvested in capital equipment or other assets.

Narrative Description of Business.

         The Partnership has acquired and intends to acquire and lease equipment pursuant to either "Operating" leases or "Financing" leases. At December 31, 1996, approximately 95% of the equipment owned by the Partnership was classified as Financing leases. The Partnership has also provided and intends to provide financing secured by assets in the form of notes receivable. Operating leases are generally short-term leases under which the lessor will receive aggregate rental payments in an amount that is less than the purchase price of the equipment. Financing leases are generally for a longer term under which the noncancellable rental payments due during the initial term of the lease are at least sufficient to recover the purchase price of the equipment. It is anticipated that a significant portion of the net offering proceeds to the Partnership will be invested in capital equipment subject to Operating leases.

         Operating leases represent a greater risk along with a greater potential return to the Partnership than do Financing leases. In order to recover its investment in equipment leased pursuant to an Operating lease, the Partnership will, upon termination of such lease, either have to obtain a renewal from the original lessee, find a new lessee or sell the equipment. The terms for Operating leases are for a shorter duration than Financing leases. Consequently, the revenues derived from the initial term of Operating leases are generally greater than those of Financing leases. Due to technological, competitive, market and economic factors, it is anticipated that renewals or remarkets of leases will be at a lower rental rate than that of the initial lease terms.

         In addition to acquiring equipment for lease to third parties, the Partnership, either directly or through the investment in joint ventures, has provided financing to certain emerging growth companies, cable television operators, manufacturers and their lessees with respect to assets leased directly by such manufacturers to third parties. The Partnership maintains a security interest in the assets financed and in the receivables due under any lease or rental agreement relating to such assets. Such security interests constitute a lien on the equipment and will give the Partnership the right, upon default, to obtain possession of the assets.

         Competition. The General Partner intends to concentrate the Partnership's activities in the equipment leasing and financing industry, an area in which the General Partner has developed an expertise. The computer equipment leasing industry is extremely competitive. The Partnership competes with many well established companies having substantially greater financial resources. Competitive factors include pricing, technological innovation and methods of financing (including use of various short-term and long-term financing plans, as well as the outright purchase of equipment). Generally, the impact of these factors to the Partnership would be the realization of increased equipment remarketing and storage costs, as well as lower residuals received from the sale or remarketing of such equipment.

Other.

         A brief description of the type of assets in which the Partnership has invested through December 31, 1996, together with information concerning the uses of assets is set forth in Item 2.

Item 2.       Properties.

         The Partnership is engaged in the equipment leasing and financing industry and as such, does not own or operate any principal plants, mines or real property. The primary assets held by the Partnership are its investments in leases and loans either directly or through its investment in joint ventures.

         As of December 31, 1996, the Partnership owns equipment and has outstanding loans to borrowers with an aggregate original cost of $50,392,000. The equipment and loans have been made to customers located throughout the United States. The following table summarizes the type of equipment owned or financed by the Partnership, including its pro rata interest in joint ventures, at December 31, 1996.

                                                                   Percentage of
                    Asset Types                  Purchase Price(1)  Total Assets
                    -----------                  -----------------  ------------
                                              (Amounts in Thousands)

Furniture and Fixtures                                 $18,751           37%
Capital Equipment Leased to Emerging Growth Companies   12,637           25
Computer Peripherals                                     8,856           18
Small Computer Systems                                   3,019            6
Financing of emerging growth companies                   2,814            5
Financing of other businesses                            1,965            4
Telecommunications                                       1,496            3
Miscellaneous                                              854            2
                                                       -------          ---


 TOTAL                                                 $50,392          100%
                                                       =======          ===

(1) These amounts include the Partnership's pro rata interest in equipment joint ventures of $4,797,000, financing joint ventures of $290,000, cost of equipment on financing leases of $29,012,000 and original cost of outstanding loans of $4,489,000 at December 31, 1996.

Item 3.       Legal Proceedings.

     The Registrant is not a party to any pending legal proceedings which would have a material impact on its financial position.

                                     PART II

Item 4.       Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of Limited Partners, through the solicitation of proxies or otherwise, during the year covered by this report.



Item 5. Market for the Registrant's Securities and Related Security Holder Matters.

     (a) The Registrant's limited partnership interests are not publicly traded. There is no market for the Registrant's limited partnership interests and it is unlikely that any will develop.

     (b) Approximate number of equity security investments:

                                                     Number of Unit Holders
                        Title of Class               as of December 31, 1996
              ----------------------------------     -----------------------

              Limited Partners                                2,408


Item 6.       Selected Financial Data.

                                               1996      1995      1994      1993      1992
                                               ----      ----      ----      ----      ----
                                            (Amounts in Thousands Except for Per Unit Amounts)
Total Income                                 $ 7,362   $ 9,728   $12,678   $10,851   $ 4,893

Net Income (Loss)                              2,158       340     2,610     1,559       304

Total Assets                                  24,988    31,207    42,728    51,604    36,090

Long-term Debt Obligations                      --         675     4,821    11,410     9,324

Distributions to Partners                      4,064     4,157     4,198     3,391     1,031

Net Income per Limited Partnership Unit         1.02       .11      1.21       .83       .42

Distributions per Limited Partnership Unit      2.00      2.00      2.00      1.88      1.52

         The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         Phoenix Leasing Cash Distribution Fund V, L.P. (the Partnership) reported net income of $2,158,000, $340,000 and $2,610,000 during the year ended December 31, 1996, 1995 and 1994, respectively. The increase in earnings for the year ended December 31, 1996, compared to 1995, is attributable to a decrease in total expenses, primarily depreciation expense, which exceeded the decline in total revenues. The decrease in net income during 1995, as compared to 1994, was due to a decrease in rental income without a corresponding decrease in depreciation expense.

         Total revenues decreased for both the year ended December 31, 1996 and 1995. The decrease in total revenues of $2,366,000 and $2,950,000 during 1996 and 1995, respectively, as compared to the previous year, is due to decreases in rental income and earned income from financing leases. The decline in rental income of $2,012,000 and $2,831,000 for the year ended December 31, 1996 and 1995, respectively, compared to the previous year, is a result of a reduction in the amount of equipment owned by the Partnership. At December 31, 1996, the Partnership owned equipment with an aggregate original cost of $40.8 million, compared to $50.5 million and $57.4 million at December 31, 1995 and 1994, respectively. During 1995 and 1996, many of the initial lease terms of the Partnership's equipment expired. As a result, the Partnership has renewed the leases with the current lessee, remarketed the equipment to new lessees or sold the equipment. The effect has been a reduction of the Partnership's earnings during this remarketing period. Total revenues were $7.4 million for the year ended December 31, 1996, compared to $9.7 million for 1995 and $12.7 million for 1994.

         The decrease in earned income from financing leases of $497,000 and $362,000 for the year ended December 31, 1996 and 1995, respectively, compared to the prior year, is a result of a decline in the Partnership's investment in financing leases. At December 31, 1996, the Partnership had a net investment in financing leases of $15.1 million, compared to $19.9 million and $23.5 million at December 31, 1995 and 1994, respectively. The investment in financing leases, as well as earned income from financing leases, will decrease over the lease term as the Partnership amortizes income over the life of the lease using the interest method. This decrease will be offset in part by a continuous investment of the excess cash flows of the Partnership in new leasing and financing transactions over the life of the Partnership.

         The decline in rental income and earned income from financing leases for the year ended December 31, 1996, compared to 1995, is in part offset by a gain on sale of securities of $390,000. The securities sold consisted of common stock and warrants for the purchase of common stock granted to the Partnership as part of financing agreements with emerging growth companies that are publicly traded. The Partnership received proceeds of $403,000 from the sale of these securities during the year ended December 31, 1996. In addition, at December 31, 1996, the Partnership had remaining interests in stock warrants with unrealized gains of approximately $369,000. These stock warrants contain certain restrictions, but are generally exercisable within one year.

         Total expenses decreased by $4,184,000 for the year ended December 31, 1996, compared to the prior year. The decrease in total expenses for 1996, compared to 1995, is primarily due to a reduction in depreciation expense of $3,757,000. The decrease in depreciation expense is attributable to a large portion of the Partnership's equipment portfolio having been fully depreciated. Additionally, depreciation was higher during 1995 due to the Partnership providing additional depreciation on various leases that had come to the end of their initial term, where the estimated fair market value was not expected to exceed the net book value of such leases.

         Partially offsetting the decrease in depreciation expense for the year ended December 31, 1996, compared to the prior year, is an increase in provision for losses on receivables of $273,000. During the year ended December 31, 1995, the Partnership received a settlement payment on an outstanding note receivable from a cable television system operator of $1,269,000 that had been classified as impaired. The settlement was for an amount in excess of the net carrying value of the note. As a result, the Partnership recognized as income, a reduction to the allowance for doubtful notes receivable of $284,000 related to this note. Such a transaction did not occur during 1996.

         The small decrease in total expenses of $680,000 for the year ended December 31, 1995, compared to 1994, was due to a decrease of $390,000 in interest expense and a decrease of $367,000 in the provision for losses on receivables, as previously discussed. The decrease in interest expense during 1995, as compared to 1994, was due to the decrease in the Partnership's outstanding notes payable. At December 31, 1995, the Partnership reported outstanding notes payable of $3,594,000, as compared to $11,243,000 at December 31, 1994. The Partnership's notes payable were paid off in full during the year ended December 31, 1996, and as a result interest expense for the year ended

December 31, 1996, compared to 1995, also experienced a decrease.

         Inflation affects the Partnership in relation to the current cost of equipment placed on lease and the residual values realized when the equipment comes off-lease and is sold. During the last several years inflation has been low, thereby having very little impact upon the investments of the Partnership.

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

         The cash generated from leasing and financing activities during the year ended December 31, 1996 was $13,665,000, as compared to $15,542,000 during the year ended December 31, 1995 and $16,973,000 during the year ended December 31, 1994. These proceeds, combined with the cash on hand, were used for the repayment of debt and for the payment of cash distributions to the partners for 1996, 1995 and 1994. During the year ended December 31, 1996, the Partnership paid off its outstanding debt of $3,594,000, as compared to repayments of $7,649,000 during 1995 and $6,603,000 during 1994.

         The Partnership will continue to reinvest the cash generated by operating and financing activities in new leasing and financing transactions over the life of the Partnership. During the year ended December 31, 1996, the Partnership invested $4,421,000 in equipment leases and $2,676,000 in notes receivable, as compared to investments of $4,862,000 in equipment leases and $892,000 in notes receivable in 1995, and investments of $9,600,000 in equipment leases and $721,000 in notes receivable in 1994.

         As of December 31, 1996, the Partnership owned equipment being held for lease with an original cost of $3,945,000 and a net book value of $278,000, compared to $3,516,000 and $714,000, respectively, at December 31, 1995 and $4,416,000 and $1,497,000, respectively, at December 31, 1994. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's equipment as it becomes available.

         The cash distributed to partners for the year ended December 31, 1996 was $4,064,000, as compared to $4,157,000 and $4,198,000 during the year ended December 31, 1995 and 1994, respectively. In accordance with the Partnership Agreement, the limited partners are entitled to 97% of the cash available for distribution and the General Partner is entitled to 3%. As a result, the limited partners received $3,941,000, $4,032,000 and $4,072,000 in distributions during the year ended December 31, 1996, 1995 and 1994, respectively. The cumulative distributions to the Limited Partners are $16,349,000, $12,408,000 and $8,376,000 as of December 31, 1996, 1995 and 1994, respectively. The General Partner received $123,000, $125,000 and $126,000 in cash distributions for the year ended December 31, 1996, 1995 and 1994, respectively. The Partnership plans to make quarterly distributions to partners during 1997 at the same rate as the current distributions.

         The cash to be generated from leasing and financing operations is anticipated to be sufficient to meet the Partnership's continuing operational expenses and distributions.

         Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results could differ from those anticipated by some of the statements made above. Limited Partners are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) the Partnership's plans are subject to change at any time at the discretion of the General Partner of the Partnership, (ii) future technological developments in the industry in which the Partnership operates, (iii) competitive pressure on pricing or services, (iv) substantial customer defaults or cancellations, (v) changes in business conditions and the general economy, (vi) changes in government regulations affecting the Partnership's core businesses and (vii) the ability of the Partnership to sell its remaining assets.

               Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.

                          YEAR ENDED DECEMBER 31, 1996

                         REPORT OF INDEPENDENT AUDITORS

The Partners
Phoenix Leasing Cash Distribution Fund V, L.P.

We have audited the financial statements of Phoenix Leasing Cash Distribution Fund V, L.P. (a California limited partnership) listed in the accompanying index to financial statements (Item 14(a)). Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and the schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements listed in the accompanying index to financial statements (Item 14(a)) present fairly, in all material respects, the financial position of Phoenix Leasing Cash Distribution Fund V, L.P. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                               ERNST & YOUNG LLP


San Francisco, California
  January 20, 1997

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                                                         December 31,
                                                                       1996        1995
                                                                       ----        ----
ASSETS

Cash and cash equivalents                                           $  3,140    $  3,131

Accounts receivable (net of allowance for losses on accounts receivable of $153 and $194 at December 31, 1996 and 1995,
   respectively)                                                         187         372

Notes receivable (net of allowance for losses on notes receivable
   of $124 and $55 at December 31, 1996 and 1995, respectively)        3,333       1,487

Equipment on operating leases and held for lease (net of
   accumulated depreciation of $8,389 and $12,330 at
   December 31, 1996 and 1995, respectively)                             719       3,381

Net investment in financing leases (net of allowance for early terminations  of $519 and $238 at December 31, 1996 and
   1995, respectively)                                                15,139      19,914

Investment in joint ventures                                           1,383       1,449

Capitalized acquisition fees(net of accumulated amortization of $2,015 and $1,643 at December 31, 1996 and 1995,
   respectively)                                                         591         751

Other assets                                                             496         722
                                                                    --------    --------

     Total Assets                                                   $ 24,988    $ 31,207
                                                                    ========    ========


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

   Accounts payable and accrued expenses                            $  1,126    $  1,045

   Notes payable                                                        --         3,594
                                                                    --------    --------

     Total Liabilities                                                 1,126       4,639
                                                                    --------    --------

Partners' Capital:

   General Partner                                                       (76)        (96)

   Limited Partners, 5,000,000 units authorized, 2,045,838
     units issued and 1,946,243 and 2,002,101 units
     outstanding at December 31, 1996 and 1995, respectively          23,569      26,176

   Unrealized gains on available-for-sale securities                     369         488
                                                                    --------    --------

     Total Partners' Capital                                          23,862      26,568
                                                                    --------    --------

     Total Liabilities and Partners' Capital                        $ 24,988    $ 31,207
                                                                    ========    ========

                     The accompanying notes are an integral
                            part of these statements.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)


                                         For the Years Ended December 31,
                                             1996     1995      1994
                                             ----     ----      ----

INCOME

   Rental income                          $ 3,329   $ 5,341   $ 8,172

   Earned income, financing leases          2,643     3,140     3,502

   Interest income, notes receivable          429       620       373

   Equity in earnings from joint
     ventures, net                            324       429       295

   Gain on sale of securities                 390      --        --

   Other income                               247       198       336
                                          -------   -------   -------

     Total Income                           7,362     9,728    12,678
                                          -------   -------   -------


EXPENSES

   Depreciation                             3,023     6,780     6,563

   Amortization of acquisition fees           372       502       687

   Lease related operating expenses           237       292       142

   Management fees to General Partner         486       562       616

   Reimbursed administrative costs to
     General Partner                          370       434       380

   Interest expense                           131       553       943

   Provision for losses on receivables        350        77       444

   General and administrative expenses        235       188       293
                                          -------   -------   -------

     Total Expenses                         5,204     9,388    10,068
                                          -------   -------   -------

NET INCOME                                $ 2,158   $   340   $ 2,610
                                          =======   =======   =======

NET INCOME PER LIMITED PARTNERSHIP UNIT   $  1.02   $   .11   $  1.21
                                          =======   =======   =======

ALLOCATION OF NET INCOME:

   General Partner                        $   143   $   127   $   151

   Limited Partners                         2,015       213     2,459
                                          -------   -------   -------

                                          $ 2,158   $   340   $ 2,610
                                          =======   =======   =======


                     The accompanying notes are an integral
                            part of these statements.

                           PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                                    STATEMENTS OF PARTNERS' CAPITAL
                           (Amounts in Thousands Except for Unit Amounts)

                                              General                          Unrealized
                                             Partner's      Limited Partners'     Gains      Total
                                               Amount      Units        Amount  (Losses)    Amount
                                               ------      -----        ------  --------    ------
Balance, December 31, 1993                     $(123)    2,039,138    $ 32,127    $--      $ 32,004

Net income                                       151          --         2,459     --         2,610

Distributions to partners ($2.00 per
   limited partnership unit)                    (126)         --        (4,072)    --        (4,198)

Redemptions of capital                          --         (14,108)       (210)    --          (210)
                                               -----    ----------    --------    -----    --------

Balance, December 31, 1994                       (98)    2,025,030      30,304     --        30,206

Net income                                       127          --           213     --           340

Distributions to partners ($2.00 per limited
   partnership unit)                            (125)         --        (4,032)    --        (4,157)

Redemptions of capital                          --         (22,929)       (309)    --          (309)

Change for the year in unrealized gain on
   available-for-sale securities                --            --          --        488         488
                                               -----    ----------    --------    -----    --------

Balance, December 31, 1995                       (96)    2,002,101      26,176      488      26,568

Net income                                       143          --         2,015     --         2,158

Distributions to partners ($2.00 per limited
   partnership unit)                            (123)         --        (3,941)    --        (4,064)

Redemptions of capital                          --         (55,858)       (681)    --          (681)

Change for the year in unrealized gain on
   available-for-sale securities                --            --          --       (119)       (119)
                                               -----    ----------    --------    -----    --------

Balance, December 31, 1996                     $ (76)    1,946,243    $ 23,569    $ 369    $ 23,862
                                               =====    ==========    ========    =====    ========

                           The accompanying notes are an integral
                                  part of these statements.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)


                                                For the Years Ended December 31,
                                                    1996      1995      1994
                                                    ----      ----      ----
Operating Activities:
   Net income                                      $ 2,158  $    340  $  2,610
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                  3,023     6,780     6,563
       Amortization of acquisition fees                372       502       687
       Loss (gain) on sale of equipment               (197)      278       (16)
       Equity in earnings from joint ventures,
         net                                          (324)     (429)     (295)
       Gain on sale of securities                     (390)     --        --
       Provision for early termination,
         financing leases                              281       303       369
       Provision for (recovery of) losses on
         notes receivable                               69      (254)       10
       Provision for losses on accounts receivable    --          28        65
       Decrease (increase) in accounts receivable      185       (84)       70
       Increase (decrease) in accounts payable and
         accrued expenses                              124      (208)     (347)
       Decrease in other assets                        107        66       106
                                                   -------  --------  --------

   Net cash provided by operating activities         5,408     7,322     9,822
                                                   -------  --------  --------

Investing Activities:
   Principal payments, financing leases              7,496     6,909     6,183
   Principal payments, notes receivable                761     1,311       968
   Proceeds from sale of equipment                   1,255     1,075     1,223
   Proceeds from sale of securities                    403      --        --
   Distributions from joint ventures                   436       527     6,974
   Purchase of equipment                              --          (2)     (521)
   Investment in financing leases                   (4,421)   (4,860)   (9,079)
   Investment in notes receivable                   (2,676)     (892)     (721)
   Investment in joint ventures                        (46)     --        (290)
   Investment in securities                            (13)     --        --
   Payment of acquisition fees                        (255)     (199)     (359)
                                                   -------  --------  --------

   Net cash provided by investing activities         2,940     3,869     4,378
                                                   -------  --------  --------

Financing Activities:
   Payments of principal, notes payable             (3,594)   (7,649)   (6,603)
   Redemptions of capital                             (681)     (309)     (210)
   Syndication costs                                  --        --         (79)
   Distributions to partners                        (4,064)   (4,157)   (4,198)
                                                   -------  --------  --------

   Net cash used by financing activities            (8,339)  (12,115)  (11,090)
                                                   -------  --------  --------

Increase (decrease) in cash and cash equivalents         9      (924)    3,110

Cash and cash equivalents, beginning of period       3,131     4,055       945
                                                   -------  --------  --------

Cash and cash equivalents, end of period           $ 3,140  $  3,131  $  4,055
                                                    =======  ========  ========

Supplemental Cash Flow Information:
   Cash paid for interest expense                  $   130  $    567  $    921

                     The accompanying notes are an integral
                            part of these statements.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996

Note 1.       Organization and Partnership Matters.

         Phoenix Leasing Cash Distribution Fund V, L.P., a California limited partnership (the "Partnership"), was formed on July 9, 1990, to invest in capital equipment of various types and to lease such equipment to third parties on either a long-term or short-term basis, and to provide financing to emerging growth companies and cable television system operators. The Partnership met minimum investment requirements on January 7, 1992. The Partnership's termination date is December 31, 2003.

         The Partnership has also made investments in joint ventures with affiliated partnerships managed by the General Partner for the purpose of reducing the risks of financing or acquiring certain capital equipment leased to third parties (see Note 6).

         For financial reporting purposes, Partnership net income and net losses will be allocated 99% to the Limited Partners and 1% to the General Partner. In addition, the General Partner will be allocated gross rental and interest income in amounts equal to the distributions that it receives from the Partnership. Syndication costs will be allocated 1% to the General Partner and 99% to the Limited Partners.

         The General Partner is entitled to receive 3% of all distributions until the Limited Partners have recovered their initial capital contributions plus a cumulative return of 10% per annum. Thereafter, the General Partner will receive 15% of all cash distributions. From inception of the Partnership until September 30, 1998, the General Partner's interest in Cash Available for Distribution is subordinated in any calendar quarter until the Limited Partners receive quarterly distributions equal to 2.50% of their capital contributions (i.e., 10% per annum), prorated for any partial period.

         In the event the General Partner has a deficit balance in its capital account at the time of Partnership liquidation, it will be required to contribute the amount of such deficit to the Partnership.

         As compensation for management services, the General Partner receives a fee, payable quarterly, subject to certain limitations, in an amount equal to 3% of the Partnership's gross revenues for the quarter from which such payment is being made, which revenues shall include, but are not limited to, rental receipts, maintenance fees, proceeds from the sale of equipment and interest income.

         The General Partner will be compensated for services performed in connection with the analysis of assets available to the Partnership, the selection of such assets and the acquisition thereof, including obtaining lessees for the equipment, negotiating and concluding master lease agreements with certain lessees. As compensation for such acquisition services, the General Partner will receive a fee equal to 3%, subject to certain limitations, of (a) the purchase price of equipment acquired by the Partnership or equipment leased to customers by manufacturers, the financing for which is provided by the Partnership, or (b) financing provided to businesses such as cable operators, emerging growth companies, or security monitoring system companies, payable upon such acquisition or financing, as the case may be. Acquisition fees are amortized over the life of the assets principally on a straight-line basis.

         A schedule of compensation paid and distributions made to the General Partner for the years ended December 31, follows:

                                      1996       1995       1994
                                      ----       ----       ----
                                        (Amounts in Thousands)
               Management fees        $486     $  562     $  616
               Acquisition fees        213        173        310
               Cash distributions      123        125        126
                                      ----     ------     ------

                                      $822     $  860     $1,052
                                      ====     ======     ======


Note 2.       Summary of Significant Accounting Policies.

       Leasing Operations. The Partnership's leasing operations consist of both financing and operating leases. The financing method of accounting for leases records as unearned income at the inception of the lease, the excess of net rentals receivable and estimated residual value at the end of the lease term, over the cost of equipment leased. Unearned income is credited to income monthly over the term of the lease on a declining basis to provide an approximate level rate of return on the unrecovered cost of the investment. Initial direct costs of consummating new leases are capitalized and included in the cost of equipment. The Partnership reviews its estimates of residual value at least annually. If a decline in value has occurred which is other than temporary, a reduction in the investment is recognized currently.

         Under the operating method of accounting for leases, the leased equipment is recorded as an asset at cost and depreciated. The Partnership's leased equipment is depreciated primarily using an accelerated depreciation method over the estimated useful life of six years.

         The  Partnership's  policy  is to  review  periodically  the  remaining expected economic life of its rental equipment in order to determine the probability of recovering its undepreciated cost. Such reviews address, among other things, recent and anticipated technological developments affecting computer equipment and competitive factors within the computer marketplace. Although remarketing rental rates are expected to decline in the future with respect to some of the Partnership's rental equipment, such rentals are expected to exceed projected expenses, including depreciation. Where reviews of the equipment portfolio indicate that rentals plus anticipated sales proceeds will not exceed expenses in any future period, the Partnership revises its depreciation policy and will provide additional depreciation as appropriate. As a result of such periodic reviews, the Partnership provided additional depreciation expense of $758,000, $2,147,000 and $114,000 ($.39, $1.07 and $.06
per limited partnership unit) for the years ended December 31, 1996, 1995 and 1994, respectively.

         Rental income for the year is determined on the basis of rental payments due for the period under the terms of the lease. Maintenance, repairs and minor renewals of the leased equipment are charged to expense.

         Investments in Joint Ventures. Minority investments in net assets of the equipment and financing joint ventures reflect the Partnership's equity basis in the ventures. Under the equity method of accounting, the original investment is recorded at cost and is adjusted periodically to recognize the Partnership's share of earnings, losses, cash contributions and cash distributions after the date of acquisition.

         Investment  in  Available-for-Sale   Securities.  The  Partnership  has
investments in stock warrants in public companies. The Partnership has classified its investments in stock warrants as available-for-sale in accordance with FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for- sale securities are stated at their fair market value, with unrealized gains and losses reported as a separate component of partners' capital. The stock warrants held by the Partnership were granted by certain lessees or borrowers as additional compensation for leasing or financing equipment. At the date of grant, such warrants were determined to have no fair market value and were recorded at their historical cost of $0.

         Notes Receivable. Notes receivable generally are stated at their outstanding unpaid principal balances, which includes accrued interest. Interest income is accrued on the unpaid principal balance.

         Impaired Notes Receivable. Generally, notes receivable are classified as impaired and the accrual of interest on such notes is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of the contractual payments, even though the loan may currently be performing. When a note receivable is classified as impaired, income recognition is discontinued. Any payments received subsequent to the placement of the note receivable on to impaired status will generally be applied towards the reduction of the outstanding note receivable balance, which may include previously accrued interest as well as principal. Once the principal and accrued interest balance has been reduced to zero, the remaining payments will be applied to interest income. Generally, notes receivable are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

         Allowance for Losses. An allowance for losses is established through provisions for losses charged against income. Notes receivable deemed to be uncollectible are charged against the allowance for losses, and subsequent recoveries, if any, are credited to the allowance.

         Reclassification. Certain 1995 and 1994 amounts have been reclassified to conform to the 1996 presentation.

         Non-Cash Investing Activities. During the quarter ended December 31, 1996, the Partnership acquired 5,143 shares of common stock valued at $90,000 as a result of an exercise of a stock warrant option.

         During the year ended December 31, 1996 and 1995, the Partnership recorded an unrealized loss on available-for-sale securities which has been included in Other Assets, of $119,000 and a gain of $488,000, respectively.

         Cash and Cash Equivalents. Cash and cash equivalents include deposits at banks, investments in money market funds and other highly liquid short-term investments with original maturities of less than 90 days. The Partnership places its cash deposits in temporary cash investments with credit worthy, high quality financial institutions. The concentration of such cash deposits and temporary cash investments is not deemed to create a significant risk to the Partnership.

         Credit and Collateral. The Partnership's activities have been concentrated in the equipment leasing and financing industry. A credit evaluation is performed by the General Partner for all leases and loans made, with the collateral requirements determined on a case-by-case basis. The Partnership's loans are generally secured by the equipment or assets financed and, in some cases, other collateral of the borrower. In the event of default, the Partnership has the right to foreclose upon the collateral used to secure such loans.

         Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 3.       Accounts Receivable.

         Accounts receivable consist of the following at December 31:

                                                           1996       1995
                                                           ----       ----
                                                       (Amounts in Thousands)

    Lease payments                                         $ 256     $ 413
    Property taxes                                            66       137
    Interest                                                  16      --
    Other                                                      2        16
                                                           -----     -----
                                                             340       566

    Less: allowance for losses on accounts receivable       (153)     (194)
                                                           -----     -----

      Total                                                $ 187     $ 372
                                                           =====     =====

Note 4.    Notes Receivable:

         Notes receivable consist of the following at December 31:

                                                             1996       1995
                                                             ----       ----
                                                          (Amounts in Thousands)
    Notes receivable from emerging growth
      companies, with stated interest
      ranging from 10% to 22% per annum,
      receivable in installments ranging
      from 36 to 49 months, collateralized
      by a security interest in the
      equipment financed                                   $ 1,913   $ 1,011

    Notes receivable from other  businesses,
      with stated interest  ranging from
      13% to 16% per annum, receivable in
      installments ranging from 48 to 85
      months, collateralized by the
      equipment financed                                     1,544       531
                                                           -------   -------

                                                             3,457     1,542

    Less:  allowance for losses on notes receivable           (124)      (55)
                                                           -------   -------

            Total                                          $ 3,333   $ 1,487
                                                           =======   =======

         The Partnership received a settlement on a note receivable from a cable television system operator during the year ended December 31, 1995. This note receivable was impaired. The Partnership received $1,269,000 as a settlement for this note receivable of which $800,000 was applied towards the outstanding note receivable balance and the remaining $469,000 applied towards interest income. There was an allowance for losses on notes receivable of $284,000 for this note receivable. Because the settlement exceeded the net carrying value of the note receivable, this allowance was reversed and recognized as income in 1995.

         At December 31, 1996 and 1995, there were no recorded investments in notes that were considered to be impaired. The average recorded investment in impaired loans during the year ended December 31, 1996 and 1995 were $0 and $684,000, respectively. The Partnership recognized $470,000 in interest income from impaired notes during the year ended December 31, 1995.

         The activity in the allowance for losses on notes receivable during the years ended December 31, is as follows:

                                                            1996      1995
                                                            ----      ----
                                                        (Amounts in Thousands)

    Beginning balance                                      $  55     $ 309
         Provision for (recovery of) losses                   69      (254)
         Write downs                                        --        --
                                                           -----     -----
    Ending balance                                         $ 124     $  55
                                                           =====     =====


Note 5.    Equipment on Operating Leases and Investment in Financing Leases.

         Equipment on lease consists primarily of computer peripheral equipment and other capital equipment.

         The Partnership's operating leases are for initial lease terms of approximately 19 to 36 months. During the remaining terms of existing operating leases, the Partnership will not recover all of the undepreciated cost and related expenses of its rental equipment, and therefore must remarket a portion of its equipment in future years.

         The Partnership has also entered into direct lease arrangements with businesses in different industries located throughout the United States.
Generally, it is the responsibility of the lessee to provide maintenance on leased equipment. The General Partner administers the equipment portfolio of leases acquired through the direct leasing program. Administration includes the collection of rents from the lessees and remarketing of the equipment.

         The net investment in financing leases consists of the following at December 31:

                                                             1996      1995
                                                             ----      ----
                                                         (Amounts in Thousands)

    Minimum lease payments to be received                  $ 18,946  $ 24,794

    Less:  unearned income                                   (3,288)   (4,642)
             allowance for early termination                   (519)     (238)
                                                           --------  --------

    Net investment in financing leases                     $ 15,139  $ 19,914
                                                           ========  ========

         Minimum  rentals  to  be  received  on  noncancellable   operating  and
financing leases for the years ended December 31 are as follows:

                                                           Operating Financing
                                                           --------- ---------
                                                         (Amounts in Thousands)

    1997 ...............................................   $   947   $ 8,539
    1998 ...............................................       559     6,044
    1999 ...............................................       138     2,809
    2000 ...............................................        11     1,024
    2001 ...............................................        10       476
    Thereafter..........................................      --          54
                                                           -------   -------

    Total                                                  $ 1,665   $18,946
                                                           =======   =======

         The net book value of equipment held for lease at December 31, 1996 and 1995 amounted to $278,000 and $714,000, respectively.


Note 6.    Investment in Joint Ventures.

Equipment Joint Venture.

         On August 1, 1994, the Partnership entered into an agreement along with two other affiliated partnerships to contribute certain leased assets and notes receivable (the "Assets") to Phoenix Acceptance Limited Liability Company, a Delaware limited liability company (the "Joint Venture") in exchange for a 32.48% equity interest in the Joint Venture. The interest received in the Joint Venture was accounted for at the historical cost basis of the Assets transferred. The Partnership has accounted for its net investment in this Joint Venture using the equity method of accounting. The Joint Venture was organized to hold title to the assets and subsequently transfer such assets to a trust for the purpose of the trust issuing two classes of lease backed certificates to third parties in exchange for cash proceeds. The transaction between the Joint Venture and the trust has been accounted for as a financing. The Joint Venture retains a residual interest in the assets transferred through the ownership of a third class of subordinated trust certificates. The lease backed certificates are recourse only to the assets used to collateralize the obligation.

         The net carrying value of such assets contributed by the Partnership to the Joint Venture was approximately $7.9 million and the total carrying value of all of the assets contributed by all three partnerships approximated $24.7 million. The net proceeds from the issuance of the lease backed certificates are being distributed back to the partnerships who contributed to the Joint Venture. On August 5, 1994, the Joint Venture received proceeds from the issuance of the 7.1% Class A lease backed certificates in the principal amount of $18.5 million. On August 12, 1994, the Joint Venture received proceeds from the issuance of the 8.25% Class B lease backed certificates in the principal amount of $5.3 million. In November 1996, the lease backed certificates were paid in full.

         The Manager of the Joint Venture is Phoenix Leasing Incorporated. The manager is responsible for the daily management of the operations of the Joint Venture. Phoenix Leasing Incorporated also acts as Servicer and Administrator to the trust. As Servicer, Phoenix Leasing Incorporated is responsible for servicing, managing and administering the Assets, as well as enforcing and making collections on the Assets.

         The Equipment Joint Venture owned by the Partnership, along with its percentage of ownership is as follows:

                                                                  Weighted
         Joint Venture                                      Percentage Interest
         -------------                                      -------------------

         Phoenix Acceptance Limited Liability Company               32.48%

         An analysis of the  Partnership's  investment  in the  Equipment  Joint Venture is as follows:

                           Net Investment                                                   Net Investment
                            at Beginning                        Equity in                       at End
Date                         of Period        Contributions      Earnings    Distributions     of Period
----                         ---------        -------------      --------    -------------     ---------
                                                           (Amounts in Thousands)
Year Ended
  December 31, 1994          $    --            $   7,936          $295          $6,974          $1,257
                             =========          =========          ====          ======          ======

Year Ended
 December 31, 1995           $   1,257          $    --            $385          $  463          $1,179
                             =========          =========          ====          ======          ======

Year Ended
  December 31, 1996          $   1,179          $      46          $285          $  350          $1,160
                             =========          =========          ====          ======          ======

         The aggregate financial information of the Equipment Joint Venture as of December 31 and for the years then ended is presented as follows:

                                  BALANCE SHEET

                                     ASSETS

                                                              December 31,
                                                             1996      1995
                                                             ----      ----
                                                         (Amounts in Thousands)

    Cash and cash equivalents                              $   490   $ 1,384
    Accounts receivable                                         59        14
    Equipment on operating lease                               155       347
    Investment in finance leases                             2,930     8,816
    Other assets                                               368     1,018
                                                           -------   -------

         Total Assets                                      $ 4,002   $11,579
                                                           =======   =======

                       LIABILITIES AND PARTNERS' CAPITAL

    Accounts payable                                       $   382   $   761
    Lease backed certificates                                 --       7,150
    Partners' capital                                        3,620     3,668
                                                           -------   -------

         Total Liabilities and Partners' Capital           $ 4,002   $11,579
                                                           =======   =======

                             STATEMENT OF OPERATIONS

                                     INCOME

                                               For the Years Ended
                                                   December 31,
                                            1996       1995       1994
                                            ----       ----       ----
                                             (Amounts in Thousands)

    Earned income, financing leases              $  855    $1,924    $1,515
    Rental income                                   536       196      --
    Gain on sale of equipment                       453       465        26
    Other income                                    181       361       239
                                                 ------    ------    ------

         Total Income                             2,025     2,946     1,780
                                                 ------    ------    ------

                                    EXPENSES

    Depreciation                                    261       104         4
    Management fee to the General Partner           284       283       192
    Interest expense                                221       924       633
    Other expenses                                  383       450        43
                                                 ------    ------    ------

         Total Expenses                           1,149     1,761       872
                                                 ------    ------    ------

         Net Income                              $  876    $1,185    $  908
                                                 ======    ======    ======

         As of December 31, 1996 and 1995 the Partnership's pro rata interest in the Equipment Joint Venture's net book value of off-lease equipment was $2,000 and $8,000, respectively.

         The General Partner earns a management fee of 3% of the Partnership's respective interest in gross revenues of the Joint Venture. A management fee of $743,000 based on cash distributed to the venturers was paid to the General Partner in 1994. Such fees have been capitalized and fully amortized. Cash proceeds subject to a management fee at the joint venture level are not subject to management fees at the Partnership level.

Financing Joint Venture.

         The Partnership owns an interest in a Financing Joint Venture. This investment is accounted for using the equity method of accounting. The other partners of the venture are entities organized and managed by the General Partner.

         The following information summarizes the Partnership's respective interest in the Financing Joint Venture.

                                                    Weighted
               Joint Venture                   Percentage Interest
               -------------                   -------------------

         Phoenix Joint Venture 1994-2                 25.00%

         An analysis of the  Partnership's  investment  account in the Financing Joint Venture is as follows:

                           Net Investment                      Equity in                  Net Investment
                            at Beginning                        Earnings                      at End
Date                         of Period      Contributions       (Losses)   Distributions     of Period
----                         ---------      -------------       --------   -------------     ---------
                                                         (Amounts in Thousands)
Year Ended
  December 31, 1994          $   --            $   290          $-             $-             $290
                             ========          =======          =====          =====          ====

Year Ended
 December 31, 1995           $    290          $  --            $  44          $  64          $270
                             ========          =======          =====          =====          ====

Year Ended
  December 31, 1996          $    270          $  --            $  39          $  86          $223
                             --------          =======          =====          =====          ====

         The aggregate financial information of the Financing Joint Venture as of December 31 and for the years then ended is presented as follows:

                                  BALANCE SHEET

                                     ASSETS

                                                              December 31,
                                                            1996       1995
                                                            ----       ----
                                                         (Amounts in Thousands)

    Cash and cash equivalents                              $  155    $  271
    Note receivable, net                                      823       977
    Accounts receivable                                        14        11
    Other assets                                               31        37
                                                           ------    ------

         Total Assets                                      $1,023    $1,296
                                                           ======    ======

                        LIABILITIES AND PARTNERS' CAPITAL

     Accounts payable                                      $  130    $  215
     Partners' capital                                        893     1,081
                                                           ------    ------

          Total Liabilities and Partners' Capital          $1,023    $1,296
                                                           ======    ======


                             STATEMENT OF OPERATIONS

                                     INCOME

                                            For the Years Ended
                                                December 31,
                                           1996     1995    1994
                                           ----     ----    ----
                                          (Amounts in Thousands)

    Interest income                              $158      $187      $  2
    Other income                                    4         2       --
                                                 ----      ----      ----

         Total Income                             162       189      $  2
                                                 ----      ----      ----



                                    EXPENSES



    Management fees to the General Partner       $  6      $  7       $--
    Other expenses                                --          6         1
                                                 ----      ----      ----

         Total Expenses                             6        13         1
                                                 ----      ----      ----

         Net Income                              $156      $176      $  1
                                                 ====      ====      ====

         The General Partner earns a management fee of 3% of the Partnership's respective interest in gross receipts of the Financing Joint Venture. Revenues subject to a management fee at the joint venture level are not subject to management fees at the Partnership level.


Note 7.       Accounts Payable and Accrued Expenses.

         Accounts payable and accrued expenses consist of the following at December 31:

                                                            1996      1995
                                                            ----      ----
                                                        (Amounts in Thousands)

    Equipment Lease Operations                             $  826    $  585
    General Partner and Affiliates                             82       110
    Security Deposits                                         177       261
    Other                                                      41        89
                                                           ------    ------

         Total                                             $1,126    $1,045
                                                           ======    ======


Note 8.       Notes Payable.

         Notes payable consist of the following at December 31:

                                                           1996        1995
                                                           ----        ----
                                                        (Amounts in Thousands)
    Notes payable to banks, collateralized by
      leased equipment with variable rates of
      interest tied to the bank's  reference
      rate or Euro Dollar rate, with payment
      terms ranging from 40 to 48 months                   $--       $3,594
                                                           =====     ======

Note 9.       Income Taxes.

         Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

         The net differences between the tax basis and the reported amounts of the Partnership's assets and liabilities are as follows at December 31:

                     Reported Amounts          Tax Basis         Net Difference
                     ----------------          ---------         --------------
                                        (Amounts in Thousands)
1996
----

    Assets                $24,988               $24,278            $   710
    Liabilities             1,126                   901                225

1995
----

    Assets                $31,207               $31,728            $  (521)
    Liabilities             4,639                 4,076                563


Note 10.      Related Entities.

         Affiliates of the General Partner serve in the capacity of general partners in other partnerships, all of which are engaged in the equipment leasing and financing business.


Note 11.      Net Income (Loss) and Distributions per Limited Partnership Unit.

         Net income and distributions per limited partnership unit were based on the Limited Partner's share of net income and distributions, and the weighted average number of units outstanding of 1,968,615, 2,014,723 and 2,035,084 for the years ended December 31, 1996, 1995 and 1994, respectively. For the purposes of allocating income (loss) and distributions to each individual Limited Partner, the Partnership allocates net income (loss) and distributions based upon each respective Limited Partner's net capital contributions.


Note 12.      Reimbursed Costs to the General Partner and Affiliates.

         The General Partner and affiliates incur certain administrative costs such as data processing, investor and lessee communications, lease administration, accounting, equipment storage and equipment remarketing, for which it is reimbursed by the Partnership. These expenses incurred by the General Partner and affiliates are to be reimbursed at the lower of the actual costs or an amount equal to 90% of the fair market value for such services.

         The reimbursed administrative costs to the General Partner were $370,000, $434,000 and $380,000 for the years ended December 31, 1996, 1995 and
1994, respectively. The equipment storage, remarketing and data processing costs reimbursed to the General Partner during the years ended December 31, 1996, 1995 and 1994 were $200,000, $251,000 and $105,000, respectively.

         In addition, the General Partner receives a management fee and an acquisition fee (see Note 1).


Note 13.      Fair Value of Financial Instruments.

         The following methods and assumptions were used to estimate the fair value of each class of financial instrument which it is practicable to estimate that value.

Cash and Cash Equivalents
The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of these instruments.

Notes Receivable
The fair value of notes receivable is estimated by discounting the expected future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings.

Securities, Available-for-Sale
The fair values of investments in available for sale securities are estimated based on quoted market prices.

Notes Payable
The  carrying   amount  of  the   Partnership's   variable  rate  notes  payable
approximates fair value.

The estimated fair values of the Partnership's financial instruments are as follows at December 31:

                                                         Carrying
                                                          Amount    Fair Value
                                                          ------    ----------
1996                                                     (Amounts in Thousands)
----
    Assets
         Cash and cash equivalents                         $3,140    $3,140
         Securities, available-for-sale                       369       369
         Notes receivable                                   3,333     3,505

1995
----
    Assets
         Cash and cash equivalents                         $3,131    $3,131
         Securities, available-for-sale                       488       488
         Notes receivable                                   1,487     1,520
    Liabilities
         Notes payable                                      3,594     3,594


Note 14.      Subsequent Events.

         In January 1997, cash distributions of $30,000 and $499,000 were made to the General and Limited Partners, respectively.

Item 9.       Disagreements on Accounting and Financial Disclosure Matters.

         None.


                                    PART III

Item 10.      Directors and Executive Officers of the Registrant.

         The registrant is a limited partnership and, therefore, has no executive officers or directors. The General Partner of the Registrant is Phoenix Leasing Associates II L.P., a California limited partnership, the Corporate General Partner of which is Phoenix Leasing Associates II, Inc., a Nevada corporation and a wholly-owned subsidiary of Phoenix Leasing Incorporated
(PLI), a California corporation.

         The directors and executive officers of Phoenix Leasing Associates II, Inc. (PLAII) are as follows:

         GUS CONSTANTIN, age 59, is President, and a Director of PLAII. Mr. Constantin received a B.S. degree in Engineering from the University of Michigan and a Master's Degree in Management Science from Columbia University. From 1969 to 1972, he served as Director, Computer and Technical Equipment of DCL Incorporated (formerly Diebold Computer Leasing Incorporated), a corporation formerly listed on the American Stock Exchange, and as Vice President and General Manager of DCL Capital Corporation, a wholly-owned subsidiary of DCL Incorporated. Mr. Constantin was actively engaged in marketing manufacturer leasing programs to computer and medical equipment manufacturers and in directing DCL Incorporated's IBM System/370 marketing activities. Prior to 1969, Mr. Constantin was employed by IBM as a data processing systems engineer for four years. Mr. Constantin is an individual general partner in four active partnerships and is an NASD registered principal. Mr. Constantin is the founder of PLI and the beneficial owner of all of the common stock of Phoenix American Incorporated.

         PARITOSH K. CHOKSI, age 43, is Senior Vice President, Chief Financial Officer, Treasurer and a Director of PLAII. He has been associated with PLI since 1977. Mr. Choksi oversees the finance, accounting, information services and systems development departments of the General Partner and its Affiliates and oversees the structuring, planning and monitoring of the partnerships sponsored by the General Partner and its Affiliates. Mr. Choksi graduated from the Indian Institute of Technology, Bombay, India with a degree in Engineering. He holds an M.B.A. degree from the University of California, Berkeley.

         GARY W. MARTINEZ, age 46, is Senior Vice President and a Director of PLAII. He has been associated with PLI since 1976. He manages the Asset Management Department, which is responsible for lease and loan portfolio management. This includes credit analysis, contract terms, documentation and funding; remittance application, change processing and maintenance of customer accounts; customer service, invoicing, collection, settlements and litigation; negotiating lease renewals, extensions, sales and buyouts; and management information reporting. From 1973 to 1976, Mr. Martinez was a Loan Officer with Crocker National Bank, San Francisco. Prior to 1973, he was an Area Manager with Pennsylvania Life Insurance Company. Mr. Martinez is a graduate of California State University, Chico.

         BRYANT J. TONG, age 42, is Senior Vice President, Financial Operations of PLAII. He has been with PLI since 1982. Mr. Tong is responsible for investor services and overall company financial operations. He is also responsible for the technical and administrative operations of the cash management, corporate accounting, partnership accounting, accounting systems, internal controls and tax departments, in addition to Securities and Exchange Commission and other regulatory agency reporting. Prior to his association with PLI, Mr. Tong was Controller-Partnership Accounting with the Robert A. McNeil Corporation for two years and was an auditor with Ernst & Whinney (succeeded by Ernst & Young) from 1977 through 1980. Mr. Tong holds a B.S. in Accounting from the University of California, Berkeley, and is a Certified Public Accountant.

         Neither the General Partner nor any Executive Officer of the General Partner has any family relationship with the others.

         Phoenix Leasing Incorporated or its affiliates and the executive officers of the General Partner serve in a similar capacity to the following affiliated limited partnerships:

              Phoenix Leasing American  Business Fund, L.P.
              Phoenix Income Fund, L.P.
              Phoenix High Tech/High Yield Fund
              Phoenix Leasing Cash Distribution Fund IV
              Phoenix Leasing Cash Distribution Fund III
              Phoenix Leasing Cash Distribution Fund II
              Phoenix Leasing Income Fund VII
              Phoenix Leasing Income Fund VI
              Phoenix Leasing Growth Fund 1982 and
              Phoenix Leasing Income Fund 1977


Item 11.      Executive Compensation.

         Set forth is the information relating to all direct remuneration paid or accrued by the Registrant during the last year to the General Partner.

         (A)                       (B)                                    (C)                                   (D)

                                                                   Cash and cash-                         Aggregate of
Name of Individual           Capacities in                         equivalent forms                     contingent forms
or persons in group          which served                          of remuneration                      of remuneration
-------------------          ------------            -----------------------------------------------   ---------------
                                                              (C1)                     (C2)
                                                                              Securities or property
                                                Salaries, fees, directors'    insurance benefits or
                                                fees, commissions, and        reimbursement, personal
                                                bonuses                       benefits
                                                -------------------------     -----------------------
                                                               (Amounts in Thousands)
Phoenix Leasing
  Associates II L.P.         General Partner               $699(1)                        $0                   $0
                                                            ===                            =                    =

(1)  consists of management and acquisition fees.


Item 12.      Security Ownership of Certain Beneficial Owners and Management.

         (a) No person owns of record, or is known by the Registrant to own beneficially, more than five percent of any class of voting securities of the Registrant.

         (b) The General Partner or its affiliates of the Registrant owns the equity securities of the Registrant set forth in the following table:

               (1)                                        (2)                                           (3)
         Title of Class                         Amount Beneficially Owned                          Percent of Class
         --------------                         -------------------------                          ----------------
     General Partner Interest         Represents a 3% interest in the Registrant's profits               100%
                                      and distributions, until the Limited Partners have
                                      recovered their capital contributions plus a
                                      cumulative return of 10% per annum, compounded
                                      quarterly, on the unrecovered portion thereof.
                                      Thereafter, the General Partner will receive 15%
                                      interest in the Registrant's profits and distributions.

     Limited Partner Interest         1,550 units                                                         -

Item 13.      Certain Relationships and Related Transactions.

         None.

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                       Page No.
                                                                       --------
(a)      1.   Financial Statements:

              Balance Sheets as of December 31, 1996 and 1995             10
              Statements of Operations for the Years Ended
                December 31, 1996, 1995 and 1994                          11
              Statements of Partners' Capital for the Years
                Ended December 31, 1996, 1995 and 1994                    12
              Statements of Cash Flows for the Years Ended
                December 31, 1996, 1995 and 1994                          13
              Notes to Financial Statements                            14-23

         2.   Financial Statement Schedule:

              Schedule II - Valuation and Qualifying Accounts
              and Reserves                                                28

         All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed for the quarter ended December 31, 1996.

(c)      Exhibits

         21.  Additional Exhibits:

              a)  Balance Sheet of Phoenix Leasing
                  Associates II L.P.                                  E21 1-3

                  Balance Sheet of Phoenix Leasing
                  Associates II, Inc.                                 E21 4-7

         27.  Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P., a California limited partnership
                                           (Registrant)

                                 By: PHOENIX LEASING ASSOCIATES II L.P.,
                                     a California limited partnership,
                                     General Partner

                                 By: PHOENIX LEASING ASSOCIATES II, INC.,
                                     a Nevada corporation,
                                     General Partner



         Date:  March 25, 1997                      By: /S/  GUS CONSTANTIN
                --------------                          ------------------------
                                                       Gus Constantin, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                    Title                             Date
        ---------                    -----                             ----


/S/ GUS CONSTANTIN      President and a Director                  March 25, 1997
----------------------- of Phoenix Leasing Associates II, Inc.    --------------
(Gus Constantin)

/S/  PARITOSH K. CHOKSI Chief Financial Officer,                  March 25, 1997
----------------------- Senior Vice President,                    --------------
(Paritosh K. Choksi)    Treasurer and a Director of
                        Phoenix Leasing Associates II, Inc.


/S/  BRYANT J. TONG     Senior Vice President,
----------------------- Financial Operations of                   March 25, 1997
(Bryant J. Tong)        (Principal Accounting Officer)            --------------
                        Phoenix Leasing Associates II, Inc.


/S/  GARY W. MARTINEZ   Senior Vice President and a Director of   March 25, 1997
----------------------- Phoenix Leasing Associates II, Inc.       --------------
(Gary W. Martinez)

/S/  MICHAEL K. ULYATT  Partnership Controller                    March 25, 1997
----------------------- of Phoenix Leasing Incorporated           --------------
(Michael K. Ulyatt)     (Parent Company)

                                                                                                   Page 28 of 28


                             PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.

                                               SCHEDULE II
                                         (Amounts in Thousands)


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


              COLUMN A                     COLUMN B        COLUMN C       COLUMN D      COLUMN E      COLUMN F
           Classification                 Balance at      Charged to     Charged to    Deductions    Balance at
                                         Beginning of       Expense        Revenue                  End of Period
                                            Period
           --------------                ------------     -----------    ----------    ----------    ------------

Year ended December 31, 1994
   Allowance for losses on accounts
     receivable                              $  110          $ 65          $  0          $  4          $  171
   Allowance for early termination
     of financing leases                        238           369             0            44             563
   Allowance for losses on notes
     receivable                                 299            10             0             0             309
                                             ------          ----          ----          ----          ------

     Totals                                  $  647          $444          $  0          $ 48          $1,043
                                             ======          ====          ====          ====          ======


Year ended December 31, 1995
   Allowance for losses on accounts
     receivable                              $  171          $ 28          $  0          $  5          $  194
   Allowance for early termination
     of financing leases                        563           303             0           628             238
   Allowance for losses on notes
     receivable                                 309             0           254             0              55
                                             ------          ----          ----          ----          ------

     Totals                                  $1,043          $331          $254          $633          $  487
                                             ======          ====          ====          ====          ======


Year ended December 31, 1996
   Allowance for losses on accounts
     receivable                              $  194          $  0          $  0          $ 41          $  153
   Allowance for early termination
     of financing leases                        238           281             0             0             519
   Allowance for losses on notes
     receivable                                  55            69             0             0             124
                                             ------          ----          ----          ----          ------

     Totals                                  $  487          $350          $  0          $ 41          $  796
                                             ======          ====          ====          ====          ======