Form 10QSB
period 1997-03-31
PHOENIX LEASING CASH DISTRIBUTION FUND V L P
filed 1997-05-14
CIK 867296

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

  X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________.

                         Commission file number 0-20133
                                                -------


                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
--------------------------------------------------------------------------------
                                   Registrant

             California                                  68-0222136
------------------------------------          ----------------------------------
       State of Jurisdiction                  I.R.S. Employer Identification No.


2401 Kerner Boulevard, San Rafael, California            94901-5527
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

                              Yes _X_    No ___

1,943,368 Units of Limited Partnership Interest were outstanding as of March 31, 1997.

Transitional small business disclosure format:

                              Yes ___    No _X_

                          Part I. Financial Information
                          Item 1. Financial Statements
                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                          March 31, December 31,
                                                            1997        1996
                                                            ----        ----
ASSETS

Cash and cash equivalents                                 $  4,338  $  3,140

Accounts receivable (net of allowance for losses
    on accounts receivable of $152 and $153 at
    March 31, 1997 and December 31, 1996, respectively)        200       187

Notes receivable (net of allowance for losses on notes
    receivable of $124 at March 31, 1997 and
    December 31, 1996)                                       3,393     3,333

Equipment on operating leases and held for lease (net
   of accumulated depreciation of $8,310 and $8,389 at
   March 31, 1997 and December 31, 1996, respectively)         509       719

Net investment in financing leases (net of allowance
   for early terminations of $253 and $519 at
   March 31, 1997 and December 31, 1996, respectively)      14,314    15,139

Investment in joint ventures                                 1,028     1,383

Capitalized acquisition fees (net of accumulated
   amortization of $2,108 and $2,015 at March 31, 1997
   and December 31, 1996, respectively)                        554       591

Other assets                                                   536       496
                                                          --------  --------

   Total Assets                                           $ 24,872  $ 24,988
                                                          ========  ========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Accounts payable and accrued expenses                  $  1,098  $  1,126
                                                          --------  --------

     Total Liabilities                                    $  1,098  $  1,126
                                                          --------  --------

Partners' Capital

   General Partner                                             (67)      (76)

   Limited Partners, 5,000,000 units authorized,
     2,045,838 units issued, 1,943,368 and 1,946,243
     units outstanding at March 31, 1997 and December 31,
     1996, respectively                                     23,375    23,569

   Unrealized gains on available-for-sale securities           466       369
                                                          --------  --------

   Total Partners' Capital                                  23,774    23,862
                                                          --------  --------

     Total Liabilities and Partners' Capital              $ 24,872  $ 24,988
                                                          ========  ========

        The accompanying notes are an integral part of these statements.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                                           Three Months Ended
                                                               March 31,
                                                            1997       1996
                                                            ----       ----
INCOME

   Rental income                                          $  453     $1,097
   Earned income, financing leases                           589        705
   Equity in earnings from joint ventures, net                94        118
   Gain on sale of securities                               --          147
   Interest income, notes receivable                         191         76
   Other income                                               57         83
                                                          ------     ------

     Total Income                                          1,384      2,226
                                                          ------     ------

EXPENSES

   Depreciation                                              143      1,311
   Amortization of acquisition fees                           94        105
   Lease related operating expenses                           29        104
   Management fees to General Partner                        118        128
   Reimbursed administrative costs to General Partner         90        103
   Interest expense                                         --           61
   Provision for losses on receivables                      --           76
   General and administrative expenses                        65         53
                                                          ------     ------

     Total Expenses                                          539      1,941
                                                          ------     ------

NET INCOME                                                $  845     $  285
                                                          ======     ======


NET INCOME PER LIMITED
   PARTNERSHIP UNIT                                       $  .41     $  .13
                                                          ======     ======

DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT                                       $  .50     $  .50
                                                          ======     ======

ALLOCATION OF NET INCOME:
     General Partner                                      $   38     $   34
     Limited Partners                                        807        251
                                                          ------     ------

                                                          $  845     $  285
                                                          ======     ======

        The accompanying notes are an integral part of these statements.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                            Three Months Ended
                                                                 March 31,
                                                             1997         1996
                                                             ----         ----
Operating Activities:
   Net income                                              $   845      $   285
   Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                              143        1,311
     Amortization of acquisition fees                           94          105
     Loss on sale of equipment                                  21          145
     Gain on sale of securities                               --           (147)
     Equity in earnings from joint ventures, net               (94)        (118)
     Provision for early termination, financing leases        --             76
     Decrease (increase) in accounts receivable                (13)          41
     Increase (decrease) in accounts payable and
       accrued expenses                                        (67)         365
     Decrease in other assets                                   57            6
                                                           -------      -------

Net cash provided by operating activities                      986        2,069
                                                           -------      -------

Investing Activities:
     Principal payments, financing leases                    1,901        1,666
     Principal payments, notes receivable                      759          170
     Proceeds from sale of equipment                            33          219
     Proceeds from sale of securities                         --            160
     Distributions from joint ventures                         449           97
     Purchase of equipment                                    --            (20)
     Investment in financing leases                         (1,063)      (2,454)
     Investment in notes receivable                           (819)      (1,360)
     Investment in securities                                 --            (13)
     Payment of acquisition fees                               (18)         (45)
                                                           -------      -------

Net cash provided (used) by investing activities             1,242       (1,580)
                                                           -------      -------

Financing Activities:
     Payments of principal, notes payable                     --           (935)
     Redemptions of capital                                    (27)        (299)
     Distributions to partners                              (1,003)      (1,030)
                                                           -------      -------

Net cash used by financing activities                       (1,030)      (2,264)
                                                           -------      -------

Increase (decrease) in cash and cash equivalents             1,198       (1,775)

Cash and cash equivalents, beginning of period               3,140        3,131
                                                           -------      -------

Cash and cash equivalents, end of period                   $ 4,338      $ 1,356
                                                           =======      =======

Supplemental Cash Flow Information:

     Cash paid for interest expense                        $  --        $    60

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

Note 2.       Reclassification.

         Reclassification - Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

Note 3.       Income Taxes.

         Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the financial statements of the Partnership.

Note 4.       Equipment on Operating Leases and Held for Lease.

         The Partnership's policy, as disclosed on the Partnership's latest annual report filed on Form 10-K, is to provide additional depreciation expense where reviews of equipment indicate that rentals plus anticipated sales proceeds will not exceed expenses, including depreciation expense, in any future period. As a result, the Partnership has provided additional depreciation expense on various leases that are near the end of their initial lease term where the estimated fair market value is not expected to exceed the net book value of such leases. The portion of additional depreciation expense included in the caption "Depreciation" on the statements of operations for the three months ended March 31, 1997 and 1996, are $0 and $421,000, respectively ($0 and $.21 per limited partnership unit, respectively).

Note 5.       Net Income (Loss) and Distributions per Limited Partnership Unit.

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions and the weighted average number of units outstanding of 1,946,047 and 2,000,269 for the three months ended March 31, 1997 and 1996 respectively. For purposes of allocating income (loss) to each individual partner, the Partnership allocates net income
(loss) based upon each respective limited partner's net capital contributions.

Note 6.       Investment in Joint Ventures.

Equipment Joint Venture

         The aggregate combined financial information of the equipment joint ventures is presented as follows:

                                                      March 31, December 31,
                                                        1997       1996
                                                        ----       ----
                                                    (Amounts in Thousands)

   Assets                                             $  2,863  $  4,002
   Liabilities                                             323       382
   Partners' Capital                                     2,540     3,620

                                                      Three Months Ended
                                                           March 31,
                                                        1997       1996
                                                        ----       ----
                                                    (Amounts in Thousands)

   Revenue                                            $    373  $    547
   Expenses                                                111       217
   Net Income                                              262       330

Financing Joint Ventures

         The aggregate combined financial information of the financing joint ventures is presented as follows:

                                                      March 31, December 31,
                                                        1997       1996
                                                        ----       ----
                                                     (Amounts in Thousands)

   Assets                                             $    967  $  1,023
   Liabilities                                             127       130
   Partners' Capital                                       840       893

                                                       Three Months Ended
                                                            March 31,
                                                         1997      1996
                                                         ----      ----
                                                     (Amounts in Thousands)

   Revenue                                            $     35  $     44
   Expenses                                                 14         1
   Net Income                                               21        43

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         Phoenix Leasing Cash Distribution Fund V, L.P. reported net income of $845,000 during the three months ended March 31, 1997, as compared to net income of $285,000 during the three months ended March 31, 1996. The increase in net income during the three months ended March 31, 1997, as compared to 1996, is due to a decrease in total expenses.

         Total  revenues  decreased by $842,000 for the three months ended March
31, 1997, as compared to the same period in 1996 primarily as a result of declines in rental income from operating leases and earned income from financing leases. Rental income decreased by $644,000 during the three months ended March 31, 1997, as compared to the same period in 1996. The decrease in rental income is attributable to a decrease in the amount of equipment owned. At March 31, 1997, the Partnership owned equipment having an aggregate original cost of approximately $39.8 million, as compared to $48.5 million at March 31, 1996.

         Earned income from financing leases decreased by $116,000 during the three months ended March 31, 1997, as compared to the same period in 1996, due to a decrease in the Partnership's investment in financing leases. The investment in financing leases was $14.3 million at March 31, 1997, as compared to $19.9 million at March 31, 1996. The investment in financing leases, as well as earned income from financing leases, will decrease over the lease term as the Partnership amortizes income over the life of the lease using the interest method.

         During the three months ended March 31, 1996, the Partnership recognized a gain on the sale of marketable securities of $147,000. These securities consisted of common stock received through the exercise of stock warrants granted to the Partnership as part of a financing agreement with two emerging growth companies. At March 31, 1997, the Partnership owned shares of stock and stock warrants in emerging growth companies that are publicly traded. These investments in stock and stock warrants carry certain restrictions, but generally can be exercised within a one year period.

         The Partnership experienced an increase in interest income from notes receivable of $115,000 for the three months ended March 31, 1997, compared to the same period in 1996. This increase is attributable to new investments made in notes receivable during 1996 and 1997.

         Total expenses decreased by $1,402,000 during the three months ended March 31, 1997, when compared to the same period in 1996. Total expenses is comprised primarily of depreciation expense. Depreciation decreased by $1,168,000 during the three months ended March 31, 1997, as compared to the same period in 1996. The decrease in depreciation expense is attributable to a decrease in the amount of equipment owned, as well as a portion of the equipment portfolio having become fully depreciated. Another factor contributing to the decrease in depreciation expense during the three months ended March 31, 1997, as compared to the same period in 1996, is the result of the Partnership providing less additional depreciation on various leases that had come to the end of their initial lease term or had terminated early, where the estimated fair market value was not expected to exceed the net book value of such leases. Included in depreciation expense for the three months ended March 31, 1997 was $0 of additional depreciation expense, as compared to $421,000 of additional depreciation expense during the three months ended March 31, 1996.

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

         The cash generated from leasing and financing activities during the three months ended March 31, 1997 and 1996 was $3,646,000 and $3,905,000, respectively. During the three months ended March 31, 1996, the net cash generated from leasing and financing activities, combined with the cash on hand, were used for the repayment of debt and for the payment of cash distributions to the partners. During the three months ended March 31, 1996, the Partnership repaid $935,000 of its outstanding debt. The Partnership's outstanding debt was paid off in full in 1996.

         The Partnership will continue to reinvest the cash generated by operating and financing activities in new leasing and financing transactions over the life of the Partnership. During the three months ended March 31, 1997, the Partnership invested $1,063,000 in equipment leases and $819,000 in notes receivable, as compared to investments of $2,454,000 in equipment leases and $1,360,000 in notes receivable during the same period in 1996.

         As of March 31, 1997, the Partnership owned equipment being held for lease with an original cost of $4,459,000 and a net book value of $245,000, compared to $5,459,000 and $784,000, respectively, at March 31, 1996. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's equipment as it becomes available.

         Distributions from joint ventures increased by $352,000 during the three months ended March 31, 1997, compared to the same period in 1996. In November of 1996, one equipment joint venture's outstanding debt was repaid in full. As a result, this equipment joint venture has begun making distributions.

         The cash distributed to partners for the three months ended March 31, 1997 was $1,003,000, as compared to $1,030,000 during the three months ended March 31, 1996. In accordance with the Partnership Agreement, the limited partners are entitled to 97% of the cash available for distribution and the General Partner is entitled to 3%. As a result, the limited partners received $973,000 and $999,000 in distributions during the three months ended March 31, 1997 and 1996, respectively. The cumulative distributions to the Limited Partners are $17,323,000 and $13,407,000 as of March 31, 1997 and 1996,
respectively. The General Partner received $30,000 and $31,000 in cash distributions for the three months ended March 31, 1997 and 1996, respectively. The Partnership will continue to make distributions to partners during 1997 at the same rate as the current distribution.

         The cash to be generated from leasing and financing operations is anticipated to be sufficient to meet the Partnership's continuing operational expenses and debt service.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.

                                 March 31, 1997

                           Part II. Other Information.


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

                             PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                             ----------------------------------------------
                                           (Registrant)

                             BY:  PHOENIX LEASING ASSOCIATES II, L.P.
                                  a California limited partnership,
                                  General Partner

                                  BY:  PHOENIX LEASING ASSOCIATES II, INC.
                                       a Nevada corporation,
                                       General Partner

       Date                     Title                          Signature
       ----                     -----                          ---------


  May 13, 1997      Senior Vice President,               /S/ PARITOSH K. CHOKSI
----------------    Chief Financial Officer,             ----------------------
                    Treasurer and a Director of          (Paritosh K. Choksi)
                    Phoenix Leasing Associates II, Inc.


  May 13, 1997      Senior Vice President,               /S/ BRYANT J. TONG
----------------    Financial Operations of              ----------------------
                    (Principal Accounting Officer)       (Bryant J. Tong)
                    Phoenix Leasing Associates II, Inc.


  May 13, 1997      Senior Vice President and            /S/ GARY W. MARTINEZ
----------------    a Director of                        ----------------------
                    Phoenix Leasing Associates II, Inc.  (Gary W. Martinez)


  May 13, 1997      Partnership Controller of            /S/ MICHAEL K. ULYATT
----------------    Phoenix Leasing Incorporated         ----------------------
                    (Parent Company)                     (Michael K. Ulyatt)