Form 10QSB
period 1997-06-30
PHOENIX LEASING CASH DISTRIBUTION FUND V L P
filed 1997-08-13
CIK 867296

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

  X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934


                  For the quarterly period ended June 30, 1997

                                       OR

----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________.

                         Commission file number 0-20133
                                                -------

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
--------------------------------------------------------------------------------
                                   Registrant

        California                                        68-0222136
  ---------------------                       ----------------------------------
   State of Jurisdiction                      I.R.S. Employer Identification No.


2401 Kerner Boulevard, San Rafael, California                         94901-5527
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

                               Yes _X_         No ___


1,933,675 Units of Limited Partnership Interest were outstanding as of June 30, 1997.

Transitional small business disclosure format:

                               Yes ___         No _X_

                          Part I. Financial Information
                          Item 1. Financial Statements
                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                       June 30,   December 31,
                                                         1997         1996
                                                        ------       ------
ASSETS

Cash and cash equivalents                              $  5,025    $  3,140

Accounts receivable (net of allowance
 for losses on accounts receivable
 of $139 and $153 at June 30, 1997 and
 December 31, 1996, respectively)                           310         187

Notes receivable (net of allowance for
 losses on notes receivable of $168 and
 $124 at June 30, 1997 and December 31,
 1996, respectively)                                      4,267       3,333

Equipment  on  operating   leases  and
 held  for  lease  (net  of   accumulated
 depreciation of $7,914 and $8,389 at June 30,
 1997 and December 31, 1996, respectively)                  325         719

Net investment in financing  leases (net of
 allowance for early  terminations  of $308
 and $519 at June 30, 1997 and December 31,
 1996, respectively)                                     12,587      15,139

Investment in joint ventures                                733       1,383

Capitalized acquisition fees (net of
 accumulated amortization of $2,179
 and $2,015 at June 30, 1997 and
 December 31, 1996, respectively)                           524         591

Other assets                                                668         496
                                                      ---------   ---------

   Total Assets                                       $  24,439   $  24,988
                                                      =========   =========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Accounts payable and accrued expenses              $     892    $   1,126
                                                      ---------    ---------

     Total Liabilities                                      892        1,126
                                                      ---------    ---------

Partners' Capital

   General Partner                                          (60)        (76)

   Limited  Partners, 5,000,000 units
    authorized, 2,045,838 units issued,
    1,933,675 and 1,946,243 units outstanding
    at June 30, 1997 and December 31, 1996,
    respectively                                         23,009       23,569

   Unrealized gains on available-for-sale
    securities                                              598          369
                                                      ---------    ---------

   Total Partners' Capital                               23,547       23,862
                                                      ---------    ---------

     Total Liabilities and Partners' Capital          $  24,439    $  24,988
                                                      =========    =========

        The accompanying notes are an integral part of these statements.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)


                                        Three Months Ended  Six Months Ended
                                              June 30,          June 30,
                                           1997     1996     1997     1996
                                           ----     ----     ----     ----
INCOME
   Rental income                         $  508   $  862   $  961   $1,958
   Earned income, financing leases          557      688    1,147    1,394
   Equity in earnings from joint
     ventures, net                           52       58      146      176
   Interest income, notes receivable        143       99      334      174
   Gain on sale of securities                20      221       20      368
   Other income                              96       62      152      145
                                         ------   ------   ------   ------

     Total Income                         1,376    1,990    2,760    4,215
                                         ------   ------   ------   ------

EXPENSES

   Depreciation                             130      932      273    2,242
   Amortization of acquisition fees          71       90      164      196
   Lease related operating expenses          18       32       47      136
   Management fees to General Partner       101      119      220      247
   Reimbursed administrative costs
     to General Partner                      92       85      182      188
   Interest expense                        --         46     --        107
   Provision for losses on receivables      141       76      141      151
   General and administrative expenses       74       64      139      117
                                         ------   ------   ------   ------

     Total Expenses                         627    1,444    1,166    3,384
                                         ------   ------   ------   ------

NET INCOME                               $  749   $  546   $1,594   $  831
                                         ======   ======   ======   ======


NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $  .37   $  .25   $  .78   $  .38
                                         ======   ======   ======   ======

DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT                      $  .50   $  .50   $ 1.00   $ 1.00
                                         ======   ======   ======   ======

ALLOCATION OF NET INCOME:
     General Partner                     $   38   $   36   $   76   $   70
     Limited Partners                       711      510    1,518      761
                                         ------   ------   ------   ------

                                         $  749   $  546   $1,594   $  831
                                         ======   ======   ======   ======

        The accompanying notes are an integral part of these statements.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                            1997          1996

                                                            ----          ----
Operating Activities:
   Net income                                           $  1,594       $   831
   Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                            273         2,242
     Amortization of acquisition fees                        164           196
     Gain on sale of equipment                               (83)          (21)
     Gain on sale of securities                              (20)         (368)
     Equity in earnings from joint ventures, net            (146)         (176)
     Provision for early termination,
      financing leases                                        97           151
     Provision for losses on notes receivable                 44            -
     Decrease (increase) in accounts receivable             (123)          242
     Increase (decrease) in accounts payable and
      accrued expenses                                      (255)            3
     Decrease in other assets                                 57            13
                                                        --------      --------

Net cash provided by operating activities                  1,602         3,113
                                                        --------      --------

Investing Activities:
     Principal payments, financing leases                  3,768         3,406
     Principal payments, notes receivable                  1,010           310
     Proceeds from sale of equipment                         155           585
     Proceeds from sale of securities                         20           381
     Distributions from joint ventures                       796           130
     Purchase of equipment                                   -             (20)
     Investment in financing leases                       (1,264)       (2,474)
     Investment in notes receivable                       (1,988)       (1,359)
     Investment in securities                                -             (13)
     Payment of acquisition fees                             (76)         (166)
                                                        ---------     ---------

Net cash provided by investing activities                  2,421           780
                                                        --------      --------

Financing Activities:
     Payments of principal, notes payable                    -          (1,472)
     Redemptions of capital                                 (133)         (495)
     Distributions to partners                            (2,005)       (2,050)
                                                        ---------     ---------

Net cash used by financing activities                     (2,138)       (4,017)
                                                        ---------     ---------

Increase (decrease) in cash and cash equivalents           1,885          (124)

Cash and cash equivalents, beginning of period             3,140         3,131
                                                        --------      --------

Cash and cash equivalents, end of period                $  5,025      $  3,007
                                                        ========      ========

Supplemental Cash Flow Information:

     Cash paid for interest expense                     $    -        $    100


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

Note 4.       Notes Receivable.

         Impaired Notes Receivable. At June 30, 1997, the recorded investment in notes that are considered to be impaired was $71,000 for which the related allowance for losses is $0. There were no impaired notes receivable at June 30, 1996. The average recorded investment in impaired loans during the six months ended June 30, 1997 was approximately $36,000.

         The activity in the allowance for losses on notes receivable during the six months ended June 30, is as follows:
                                                1997       1996
                                                ----       ----
                                             (Amounts in Thousands)

                Beginning balance               $124       $ 55
                     Provision for losses         44        --
                     Write downs                 --         --
                                                ----       ----
                Ending balance                  $168       $ 55
                                                ====       ====

Note 5.       Equipment on Operating Leases and Held for Lease.

         The Partnership's policy, as disclosed on the Partnership's latest annual report filed on Form 10-K, is to provide additional depreciation expense where reviews of equipment indicate that rentals plus anticipated sales proceeds will not exceed expenses, including depreciation expense, in any future period. As a result, the Partnership has provided additional depreciation expense on various leases that are near the end of their initial lease term where the estimated fair market value is not expected to exceed the net book value of such leases. The portion of additional depreciation expense included in the caption "Depreciation" on the statements of operations for the six months ended June 30, 1997 and 1996, are $0 and $758,000, respectively ($0 and $.38 per limited partnership unit, respectively).

Note 6.       Net Income (Loss) and Distributions per Limited Partnership Unit.

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 1,943,523 and 1,993,750 for the six months ended June 30, 1997 and 1996, respectively. For purposes of allocating income (loss) to each individual partner, the Partnership allocates net income
(loss) based upon each respective limited partner's net capital contributions.

Note 7.       Investment in Joint Ventures.

         Equipment Joint Venture

              The aggregate combined financial information of the equipment joint ventures is presented as follows:

                                     June 30,                 December 31,
                                      1997                       1996
                                      ----                       ----
                                           (Amounts in Thousands)

      Assets                      $   2,024                 $   4,002
      Liabilities                       352                       382
      Partners' Capital               1,672                     3,620

                                Three Months Ended        Six Months Ended
                                     June 30,                 June 30,
                                 1997        1996          1997       1996
                                 ----        ----          ----       ----
                                           (Amounts in Thousands)

      Revenue                $   237      $   491        $  582   $  1,039
      Expenses                    97          343           181        561
      Net Income                 140          148           401        478

    Financing Joint Ventures

              The aggregate combined financial information of the financing joint ventures is presented as follows:

                                      June 30,                December 31,
                                       1997                      1996
                                       ----                      ----
                                            (Amounts in Thousands)

      Assets                        $   927                 $   1,023
      Liabilities                       142                       130
      Partners' Capital                 785                       893

                                Three Months Ended          Six Months Ended
                                     June 30,                   June 30,
                                1997         1996          1997          1996
                                ----         ----          ----          ----
                                            (Amounts in Thousands)

      Revenue                  $  33        $  42        $   68        $  85
      Expenses                     3            2            17            2
      Net Income                  30           40            51           83

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         Phoenix Leasing Cash Distribution Fund V, L.P. reported net income of $749,000 and $1,594,000 during the three and six months ended June 30, 1997, respectively, as compared to net income of $546,000 and $831,000 during the same periods in 1996. The increase in net income during the three and six months ended June 30, 1997, as compared to 1996, is due to a decrease in depreciation expense.

         Total revenues decreased by $614,000 and $1,455,000 for the three and six months ended June 30, 1997, respectively, as compared to the same periods in 1996 primarily as a result of a decline in rental income. Rental income decreased by $354,000 and $997,000 during the three and six months ended June 30, 1997, respectively, as compared to the same periods in 1996. The decrease in rental income is attributable to a decrease in the amount of equipment owned. At June 30, 1997, the Partnership owned equipment having an aggregate original cost of approximately $38.1 million, as compared to $45.9 million at June 30, 1996.

         The decreases in earned income from financing leases and gain on sale of securities also contributed to the decline in total revenues for the three and six months ended June 30, 1997, as compared to the same periods in the prior year. Earned income from financing leases decreased by $131,000 and $247,000 during the three and six months ended June 30, 1997, respectively, as compared to the same periods in 1996, due to a decrease in the Partnership's investment in financing leases. The investment in financing leases was $12.6 million at June 30, 1997, as compared to $17.9 million at June 30, 1996. The investment in financing leases, as well as earned income from financing leases, will decrease over the lease term as the Partnership amortizes income over the life of the lease using the interest method.

         During the three and six months ended June 30, 1997, the Partnership recognized a gain on the sale of marketable securities of $20,000 for both the three and six months ended June 30, 1997, compared to $221,000 and $368,000 for the same periods in the previous year, respectively. These securities sold consisted of common stock received through the exercise of stock warrants granted to the Partnership as part of a financing agreement with two emerging growth companies. In addition, the Partnership owns shares of stock and stock warrants in emerging growth companies that are publicly traded with an unrealized gain of $598,000 at June 30, 1997 compared to $597,000 at June 30, 1996. These investments in stock and stock warrants carry certain restrictions, but generally can be exercised within a one year period.

         Partially offsetting the factors contributing to the decrease in total revenues is the increase in interest income from notes receivable of $44,000 and $160,000 for the three and six months ended June 30, 1997, respectively, compared to the same periods in 1996. This increase is attributable to new investments made in notes receivable during 1996 and 1997.

         Total expenses decreased by $817,000 and $2,218,000 during the three and six months ended June 30, 1997, respectively, when compared to the same periods in 1996. The decline in depreciation of $802,000 and $1,969,000 for the three and six months ended June 30, 1997, respectively, as compared to the same periods in the previous year, is the primary cause for the reduction in total expenses. The decrease in depreciation expense is attributable to a decrease in the amount of equipment owned, as well as a portion of the equipment portfolio having become fully depreciated. Another factor contributing to the decrease in depreciation expense during the three and six months ended June 30, 1997, as compared to the same periods in 1996, is the result of the Partnership providing less additional depreciation on various leases that had come to the end of their initial lease term or had terminated early, where the estimated fair market value was not expected to exceed the net book value of such leases. Included in depreciation expense for the three and six months ended June 30, 1997 was $0 of additional depreciation expense, as compared to $338,000 and $758,000 for the same periods in 1996, respectively.

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

         The cash generated from leasing and financing activities during the six months ended June 30, 1997 and 1996 was $6,380,000 and $6,829,000, respectively. During the six months ended June 30, 1996, the net cash generated from leasing and financing activities, combined with the cash on hand, were used for the repayment of debt and for the payment of cash distributions to the partners. During the six months ended June 30, 1996, the Partnership repaid $1,472,000 of its outstanding debt. The Partnership's outstanding debt was paid off in full in 1996.

         The Partnership will continue to reinvest the cash generated by operating and financing activities in new leasing and financing transactions over the life of the Partnership. During the six months ended June 30, 1997, the Partnership invested $1,264,000 in equipment leases and $1,988,000 in notes receivable, as compared to investments of $2,474,000 in equipment leases and $1,359,000 in notes receivable during the same period in 1996.

         As of June 30, 1997, the Partnership owned equipment being held for lease with an original cost of $4,118,000 and a net book value of $146,000, compared to $3,940,000 and $335,000, respectively, at June 30, 1996. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's equipment as it becomes available.

         Distributions from joint ventures increased by $666,000 during the six months ended June 30, 1997, compared to the same period in 1996. In November of 1996, one equipment joint venture's outstanding debt was repaid in full. As a result, this equipment joint venture has begun making distributions.

         The cash distributed to partners for the six months ended June 30, 1997 was $2,005,000, as compared to $2,050,000 during the six months ended June 30, 1996. In accordance with the Partnership Agreement, the limited partners are entitled to 97% of the cash available for distribution and the General Partner is entitled to 3%. As a result, the limited partners received $1,945,000 and $1,988,000 in distributions during the six months ended June 30, 1997 and 1996, respectively. The cumulative distributions to the Limited Partners are $18,294,000 and $14,396,000 as of June 30, 1997 and 1996, respectively. The
General Partner received $60,000 and $62,000 in cash distributions for the six months ended June 30, 1997 and 1996, respectively. The Partnership anticipates making distributions to partners during 1997 at the same rate as the current distribution.

         The cash to be generated from leasing and financing operations is anticipated to be sufficient to meet the Partnership's continuing operational expenses.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.

                                  June 30, 1997

                           Part II. Other Information.


Item 1.      Legal Proceedings.  Inapplicable.

Item 2.      Changes in Securities.  Inapplicable

Item 3.      Defaults Upon Senior Securities.  Inapplicable

Item 4.      Submission of Matters to a Vote of Securities Holders. Inapplicable

Item 5.      Other Information.  Inapplicable

Item 6.      Exhibits and Reports on 8-K:

         a)  Exhibits:

             (27) Financial Data Schedule

         b)  Reports on 8-K:

              One report, dated June 16, 1997, on Form 8-K was filed during the quarter ending June 30, 1997, pursuant to Item 4 and Item 7 of that form. No financial statements were filed as part of that report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 PHOENIX LEASING CASH DISTRIBUTION FUND V., L.P.
                                 -----------------------------------------------
                                                  (Registrant)

                                       BY:  PHOENIX LEASING ASSOCIATES II, L.P.
                                            a California limited partnership,
                                            General Partner

                                         BY: PHOENIX LEASING ASSOCIATES II, INC.
                                             a Nevada corporation,
                                             General Partner

     Date                    Title                              Signature
     ----                    -----                              ---------


August 13, 1997     Senior Vice President and             /S/ GARY W. MARTINEZ
-----------------   a Director of                         --------------------
                    Phoenix Leasing Associates II, Inc    (Gary W. Martinez)



August 13, 1997     Senior Vice President,                /S/ PARITOSH K. CHOKSI
-----------------   Chief Financial Officer,              ----------------------
                    Treasurer and a Director of           (Paritosh K. Choksi)
                    Phoenix Leasing Associates II, Inc.


August 13, 1997     Senior Vice President,                /S/ BRYANT J. TONG
-----------------    Financial Operations of              ----------------------
                    (Principal Accounting Officer)        (Bryant J. Tong)
                    Phoenix Leasing Associates II, Inc.


August 13, 1997     Partnership Controller of             /S/ MICHAEL K. ULYATT
-----------------   Phoenix Leasing Incorporated          ---------------------
                    (Parent Company)                      (Michael K. Ulyatt)