Form 10QSB
period 1997-09-30
PHOENIX LEASING CASH DISTRIBUTION FUND V L P
filed 1997-11-12
CIK 867296

Page 1 of 12



                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

  X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________.

                         Commission file number 0-20133
                                                -------


                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
--------------------------------------------------------------------------------
                                   Registrant

            California                                    68-0222136
-----------------------------------           ----------------------------------
       State of Jurisdiction                  I.R.S. Employer Identification No.


2401 Kerner Boulevard, San Rafael, California             94901-5527
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

                              Yes _X_    No ___

1,928,520 Units of Limited Partnership Interest were outstanding as of September 30, 1997.

Transitional small business disclosure format:

                              Yes ___    No _X_

                                                                    Page 2 of 12

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                                                     September 30,     December 31,
                                                                                         1997              1996
                                                                                         ----              ----
ASSETS

Cash and cash equivalents                                                              $  4,651         $  3,140

Accounts receivable (net of allowance for losses on accounts receivable
    of $128 and $153 at September 30, 1997 and December 31, 1996, respectively)             213              187

Notes receivable (net of allowance for losses on notes receivable of $134 and
    $124 at September 30, 1997 and December 31, 1996, respectively)                       5,761            3,333

Equipment  on  operating leases and held for lease (net of accumulated depreciation of $7,630 and $8,389 at September 30, 1997 and
   December 31, 1996, respectively)                                                         261              719

Netinvestment in financing  leases (net of allowance for early terminations of
   $314 and $519 at September 30, 1997 and December 31, 1996, respectively)              11,635           15,139

Investment in joint ventures                                                                454            1,383

Capitalized acquisition fees (net of accumulated amortization of $2,255
   and $2,015 at September 30, 1997 and December 31, 1996, respectively)                    539              591

Securities, available-for-sale                                                              782              369

Other assets                                                                                 68              127
                                                                                       --------         --------

   Total Assets                                                                        $ 24,364         $ 24,988
                                                                                       ========         ========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities

   Accounts payable and accrued expenses                                               $  1,032         $  1,126
                                                                                       --------         --------

     Total Liabilities                                                                    1,032            1,126
                                                                                       --------         --------

Partners' Capital (Deficit)

   General Partner                                                                          (54)             (76)

   Limited  Partners,  5,000,000 units authorized, 2,045,838 units issued,
     1,928,520 and 1,946,243 units outstanding at September 30, 1997 and
     December 31, 1996, respectively                                                     22,604           23,569

   Unrealized gains on available-for-sale securities                                        782              369
                                                                                       --------         --------

   Total Partners' Capital (Deficit)                                                     23,332           23,862
                                                                                       --------         --------

     Total Liabilities and Partners' Capital (Deficit)                                 $ 24,364         $ 24,988
                                                                                       ========         ========

        The accompanying notes are an integral part of these statements.

                                                                    Page 3 of 12

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                                 Three Months Ended   Nine Months Ended
                                                    September 30,      September 30,
                                                   1997      1996      1997      1996
                                                   ----      ----      ----      ----
INCOME

   Rental income                                  $  453    $  763    $1,414    $2,722
   Earned income, financing leases                   486       596     1,633     1,989
   Equity in earnings from joint ventures, net        56       139       201       315
   Interest income, notes receivable                 209       120       543       295
   Gain on sale of securities                       --        --          20       368
   Other income                                       77        55       230       200
                                                  ------    ------    ------    ------

     Total Income                                  1,281     1,673     4,041     5,889
                                                  ------    ------    ------    ------

EXPENSES

   Depreciation                                      146       527       419     2,769
   Amortization of acquisition fees                   76        90       240       286
   Lease related operating expenses                   23        35        70       171
   Management fees to General Partner                104       119       324       366
   Reimbursed administrative costs
     to General Partner                               76        87       258       275
   Interest expense                                 --          24      --         132
   Provision for losses on receivables                76        69       217       220
   Legal expense                                      99        32       175        75
   General and administrative expenses                24        30        87       104
                                                  ------    ------    ------    ------

     Total Expenses                                  624     1,013     1,790     4,398
                                                  ------    ------    ------    ------

NET INCOME                                        $  657    $  660    $2,251    $1,491
                                                  ======    ======    ======    ======


NET INCOME PER LIMITED
   PARTNERSHIP UNIT                               $  .32    $  .32    $ 1.10    $  .70
                                                  ======    ======    ======    ======

DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT                               $  .50    $  .50    $ 1.50    $ 1.50
                                                  ======    ======    ======    ======

ALLOCATION OF NET INCOME:
     General Partner                              $   36    $   36    $  112    $  106
     Limited Partners                                621       624     2,139     1,385
                                                  ------    ------    ------    ------

                                                  $  657    $  660    $2,251    $1,491
                                                  ======    ======    ======    ======

        The accompanying notes are an integral part of these statements.

                                                                    Page 4 of 12

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                                       Nine Months Ended
                                                                         September 30,
                                                                       1997        1996
                                                                       ----        ----
Operating Activities:
   Net income                                                        $ 2,251     $ 1,491
   Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation                                                        419       2,769
     Amortization of acquisition fees                                    240         286
     Gain on sale of equipment                                          (121)        (60)
     Gain on sale of securities                                          (20)       (368)
     Equity in earnings from joint ventures, net                        (201)       (315)
     Provision for early termination, financing leases                   142         220
     Provision for losses on notes receivable                             74        --
     Provision for losses on accounts receivable                           1        --
     Decrease (increase) in accounts receivable                          (27)        155
     Increase (decrease) in accounts payable and accrued expenses       (185)        191
     Decrease in other assets                                             59          65
                                                                     -------     -------

Net cash provided by operating activities                              2,632       4,434
                                                                     -------     -------

Investing Activities:
     Principal payments, financing leases                              5,625       5,486
     Principal payments, notes receivable                              1,359         538
     Proceeds from sale of equipment                                     304         805
     Proceeds from sale of securities                                     20         381
     Distributions from joint ventures                                 1,130         151
     Purchase of equipment                                              --           (20)
     Investment in financing leases                                   (2,407)     (3,301)
     Investment in notes receivable                                   (3,861)     (1,992)
     Investment in joint ventures                                       --           (45)
     Investment in securities                                           --           (13)
     Payment of acquisition fees                                         (97)       (185)
                                                                     -------     -------

Net cash provided by investing activities                              2,073       1,805
                                                                     -------     -------

Financing Activities:
     Payments of principal, notes payable                               --        (3,594)
     Redemptions of capital                                             (193)       (611)
     Distributions to partners                                        (3,001)     (3,059)
                                                                     -------     -------

Net cash used by financing activities                                 (3,194)     (7,264)
                                                                     -------     -------

Increase (decrease) in cash and cash equivalents                       1,511      (1,025)

Cash and cash equivalents, beginning of period                         3,140       3,131
                                                                     -------     -------

Cash and cash equivalents, end of period                             $ 4,651     $ 2,106
                                                                     =======     =======

Supplemental Cash Flow Information:

     Cash paid for interest expense                                  $  --       $   130

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

Note 4.       Notes Receivable.

         Impaired Notes Receivable. At September 30, 1997, there are no notes that are considered to be impaired. The average recorded investment in impaired notes during the nine months ended September 30, 1997 and 1996 was approximately $24,000 and $0, respectively.

         The activity in the allowance for losses on notes receivable during the nine months ended September 30, is as follows:

                                                 1997         1996
                                                 ----         ----
                                              (Amounts in Thousands)

               Beginning balance                $ 124         $55
                    Provision for losses           74          --
                    Write downs                   (64)         --
                                                -----         ---
               Ending balance                   $ 134         $55
                                                =====         ===

Note 5.       Equipment on Operating Leases and Held for Lease.

         The Partnership's policy, as disclosed on the Partnership's latest annual report filed on Form 10-K, is to provide additional depreciation expense where reviews of equipment indicate that rentals plus anticipated sales proceeds will not exceed expenses, including depreciation expense, in any future period. As a result, the Partnership has provided additional depreciation expense on various leases that are near the end of their initial lease term where the estimated fair market value is not expected to exceed the net book value of such leases. The portion of additional depreciation expense included in the caption "Depreciation" on the statements of operations for the nine months ended September 30, 1997 and 1996, are $4,000 and $758,000, respectively ($0 and $.38 per limited partnership unit, respectively).

Note 6.       Net Income (Loss) and Distributions per Limited Partnership Unit.

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 1,939,294 and 1,981,901 for the nine months ended September 30, 1997 and 1996, respectively. For purposes of allocating income (loss) to each individual partner, the Partnership allocates net income (loss) based upon each respective limited partner's net capital contributions.

Note 7.       Investment in Joint Ventures.

Equipment Joint Venture

              The aggregate combined financial information of the equipment joint ventures is presented as follows:

                                              September 30,      December 31,
                                                 1997               1996
                                                 ----               ----
                                                 (Amounts in Thousands)

          Assets                               $1,203             $4,002
          Liabilities                             355                382
          Partners' Capital                       848              3,620

                                          Three Months Ended   Nine Months Ended
                                             September 30,       September 30,
                                            1997      1996     1997        1996
                                            ----      ----     ----        ----
                                                  (Amounts in Thousands)

           Revenue                          $320      $616     $903     $1,655
           Expenses                          173       219      355        779
           Net Income                        147       397      548        876

Financing Joint Ventures

              The aggregate combined financial information of the financing joint ventures is presented as follows:

                                             September 30,      December 31,
                                                 1997              1996
                                                 ----              ----
                                                 (Amounts in Thousands)

          Assets                                 $872             $1,023
          Liabilities                             145                130
          Partners' Capital                       727                893

                                         Three Months Ended   Nine Months Ended
                                            September 30,       September 30,
                                          1997        1996     1997       1996
                                          ----        ----     ----       ----
                                                 (Amounts in Thousands)

          Revenue                          $31         $40      $99       $124
          Expenses                           4           2       21          4
          Net Income                        27          38       78        120

Note 8.        Subsequent Events.

        In October 1997, the Partnership received proceeds from the sale of securities of $935,000. The securities sold consisted of common stock of two emerging growth companies. The common stock was received through the exercise of stock warrants granted to the Partnership as part of a financing agreement.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         Phoenix Leasing Cash Distribution Fund V, L.P. reported net income of $657,000 and $2,251,000 during the three and nine months ended September 30, 1997, respectively, as compared to net income of $660,000 and $1,491,000 during the same periods in 1996. Net income remained relatively the same during the three months ended September 30, 1997, compared to the same period in the previous year but increased for the nine months ended September 30, 1997. The increase in net income experienced during the nine months ended September 30, 1997 is attributable to a decrease in depreciation expense.

         Total revenues decreased by $392,000 and $1,848,000 for the three and nine months ended September 30, 1997, respectively, as compared to the same periods in 1996 primarily as a result of a decline in rental income. Rental income decreased by $310,000 and $1,308,000 during the three and nine months ended September 30, 1997, respectively, as compared to the same periods in 1996. The decrease in rental income is attributable to a decrease in the amount of equipment owned. At September 30, 1997, the Partnership owned equipment having an aggregate original cost of approximately $37.2 million, as compared to $42.9 million at September 30, 1996.

         The decreases in earned income from financing leases also contributed to the decline in total revenues for the three and nine months ended September 30, 1997, as compared to the same periods in the prior year. Earned income from financing leases decreased by $110,000 and $356,000 during the three and nine months ended September 30, 1997, respectively, as compared to the same periods in 1996, due to a decrease in the Partnership's investment in financing leases. The investment in financing leases was $11.6 million at September 30, 1997, as compared to $16.2 million at September 30, 1996. The investment in financing leases, as well as earned income from financing leases, will decrease over the lease term as the Partnership amortizes income over the life of the lease using the interest method.

         An additional factor contributing to the decline in total revenues for the nine months ended September 30, 1997, compared to the same period in the prior year, is the decline in gain on sale of securities. During the nine months ended September 30, 1997, the Partnership recognized a gain on the sale of marketable securities of $20,000, compared to $368,000 for the same period in 1996. The securities sold for both 1996 and 1997 consisted of common stock received through the exercise of stock warrants granted to the Partnership as part of a financing agreement with two emerging growth companies. In addition, the Partnership owns shares of stock and stock warrants in emerging growth companies that are publicly traded with an unrealized gain of $782,000 at September 30, 1997 compared to $439,000 at September 30, 1996. These investments in stock and stock warrants carry certain restrictions, but generally can be exercised within a one year period.

         Partially offsetting the factors contributing to the decrease in total revenues is the increase in interest income from notes receivable of $89,000 and $248,000 for the three and nine months ended September 30, 1997, respectively, compared to the same periods in 1996. This increase is attributable to new investments made in notes receivable during 1996 and 1997.

         Total expenses decreased by $389,000 and $2,608,000 during the three and nine months ended September 30, 1997, respectively, when compared to the same periods in 1996. The decline in depreciation of $381,000 and $2,350,000 for the three and nine months ended September 30, 1997, respectively, as compared to the same periods in the previous year, is the primary cause for the reduction in total expenses. The decrease in depreciation expense is attributable to a decrease in the amount of equipment owned, as well as a portion of the equipment portfolio having become fully depreciated. Another factor contributing to the decrease in depreciation expense during the three and nine months ended September 30, 1997, as compared to the same periods in 1996, is the result of the Partnership providing less additional depreciation on various leases that had come to the end of their initial lease term or had terminated early, where the estimated fair market value was not expected to exceed the net book value of such leases. Included in depreciation expense for the three and nine months ended September 30, 1997 was additional depreciation expense of $4,000, as compared to $0 and $758,000 for the same periods in 1996, respectively.

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

         The cash generated from leasing and financing activities during the nine months ended September 30, 1997 and 1996 was $9,616,000 and $10,458,000, respectively. The reduction in cash generated is attributable to a decline in rental income, as discussed previously. During the nine months ended September 30, 1996, the net cash generated from leasing and financing activities, combined with the cash on hand, were used for the repayment of debt and for the payment of cash distributions to the partners. During the nine months ended September 30, 1996, the Partnership repaid $3,594,000 of its outstanding debt. The Partnership's outstanding debt was paid off in full in 1996.

         The Partnership will continue to reinvest the cash generated by operating and financing activities in new leasing and financing transactions over the life of the Partnership. During the nine months ended September 30, 1997, the Partnership invested $2,407,000 in equipment leases and $3,861,000 in notes receivable, as compared to investments of $3,301,000 in equipment leases and $1,992,000 in notes receivable during the same period in 1996.

         As of September 30, 1997, the Partnership owned equipment being held for lease with an original cost of $4,088,000 and a net book value of $135,000, compared to $5,125,000 and $531,000, respectively, at September 30, 1996. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's equipment as it becomes available.

         Distributions from joint ventures increased by $979,000 during the nine months ended September 30, 1997, compared to the same period in 1996. In November of 1996, one equipment joint venture's outstanding debt was repaid in full. As a result, this equipment joint venture has begun making distributions.

         The cash distributed to partners for the nine months ended September 30, 1997 was $3,001,000, as compared to $3,059,000 during the nine months ended September 30, 1996. In accordance with the Partnership Agreement, the limited partners are entitled to 97% of the cash available for distribution and the General Partner is entitled to 3%. As a result, the limited partners received $2,911,000 and $2,966,000 in distributions during the nine months ended September 30, 1997 and 1996, respectively. The cumulative distributions to the Limited Partners are $19,261,000 and $15,375,000 as of September 30, 1997 and 1996, respectively. The General Partner received $90,000 and $93,000 in cash distributions for the nine months ended September 30, 1997 and 1996, respectively. The Partnership anticipates making distributions to partners during 1997 at the same rate as the current distribution.

         The cash to be generated from leasing and financing operations is anticipated to be sufficient to meet the Partnership's continuing operational expenses.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.

                               September 30, 1997

                           Part II. Other Information.
                                    -----------------


Item 1.       Legal Proceedings.  Inapplicable.

Item 2.       Changes in Securities.  Inapplicable

Item 3.       Defaults Upon Senior Securities.  Inapplicable

Item 4.       Submission of Matters to a Vote of Securities Holders.Inapplicable

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


                                  PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                                  ----------------------------------------------
                                                  (Registrant)

                                  BY:  PHOENIX LEASING ASSOCIATES II, L.P.
                                       a California limited partnership,
                                       General Partner

                                       BY:  PHOENIX LEASING ASSOCIATES II, INC.
                                            a Nevada corporation,
                                            General Partner

       Date                    Title                           Signature
       ----                    -----                           ---------


November 12, 1997    Senior Vice President and            /S/ GARY W. MARTINEZ
-----------------    a Director of                        ----------------------
                     Phoenix Leasing Associates II, Inc.  (Gary W. Martinez)



November 12, 1997    Senior Vice President,               /S/ PARITOSH K. CHOKSI
-----------------    Chief Financial Officer,             ----------------------
                     Treasurer and a Director of          (Paritosh K. Choksi)
                     Phoenix Leasing Associates II, Inc.


November 12, 1997    Senior Vice President,               /S/ BRYANT J. TONG
-----------------    Financial Operations of              ------------------
                     (Principal Accounting Officer)       (Bryant J. Tong)
                     Phoenix Leasing Associates II, Inc.