Form 10KSB
period 1997-12-31
PHOENIX LEASING CASH DISTRIBUTION FUND V L P
filed 1998-03-30
CIK 867296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                  ------------

                                   FORM 10-KSB

  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE
------ ACT OF 1934

For the fiscal year ended December 31, 1997      Commission File Number 0-20133


                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           California                                    68-0222136
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

2401 Kerner Boulevard, San Rafael, California                 94901-5527
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:     (415) 485-4500
                                                        --------------

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act: Units of Limited
                                                            Partnership Interest

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _____

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes __X__ No _____

The Registrant's revenue for its most recent fiscal year was $6,627,000.

As of December 31, 1997, 1,925,475 Units of Limited Partnership interest were outstanding. No market exists for the Units of Partnership interest and therefore there exists no aggregate market value at December 31, 1997.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format:

                               Yes _____ No __X__

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.

                         1997 FORM 10-KSB ANNUAL REPORT


                                TABLE OF CONTENTS


                                                                            Page

                                     PART I

Item 1.    Business......................................................      3
Item 2.    Properties....................................................      4
Item 3.    Legal Proceedings.............................................      4
Item 4.    Submission of Matters to a Vote of Security Holders...........      5


                                     PART II

Item 5.    Market for the Registrant's Securities and Related Security
           Holder Matters................................................      5
Item 6.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations.........................................      6
Item 7.    Financial Statements and Supplementary Data...................      8
Item 8.    Disagreements on Accounting and Financial Disclosure Matters..     22


                                    PART III

Item 9 .   Directors and Executive Officers of the Registrant............     22
Item 10.   Executive Compensation........................................     23
Item 11.   Security Ownership of Certain Beneficial Owners and Management     24
Item 12.   Certain Relationships and Related Transactions................     24


                                     PART IV

Item 13.   Exhibits, Financial Statement Schedules and Reports on Form 8-K    24


Signatures...............................................................     25

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

        From the initial formation of the Partnership through December 31, 1997, the total investments in equipment leases, investments in joint ventures and financing transactions (loans) approximate $96,012,034. The average initial firm term of contractual payments from equipment subject to lease was 46.80 months, and the average initial net monthly payment rate as a percentage of the original purchase price was 2.70%. The average initial firm term of contractual payments from loans was 51.29 months.

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

Narrative Description of Business.

        The Partnership has acquired and intends to acquire and lease equipment pursuant to either "Operating" leases or "Financing" leases. At December 31, 1997, approximately 97% of the equipment owned by the Partnership was classified as Financing leases. The Partnership has also provided and intends to provide financing secured by assets in the form of notes receivable. Operating leases are generally short-term leases under which the lessor will receive aggregate rental payments in an amount that is less than the purchase price of the equipment. Financing leases are generally for a longer term under which the noncancellable rental payments due during the initial term of the lease are at least sufficient to recover the purchase price of the equipment.

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

Other.

        A brief description of the type of assets in which the Partnership has invested through December 31, 1997, together with information concerning the uses of assets is set forth in Item 2.

Item 2.    Properties.

        The Partnership is engaged in the equipment leasing and financing industry and as such, does not own or operate any principal plants, mines or real property. The primary assets held by the Partnership are its investments in leases and loans, either directly or through its investment in joint ventures, to businesses located throughout the United States.

        As of December 31, 1997, the Partnership owns equipment and has outstanding loans to borrowers with an aggregate original cost of $47,378,000. The following table summarizes the type of equipment owned or financed by the Partnership, including its pro rata interest in joint ventures, at December 31, 1997.

                                                                   Percentage of
           Asset Types                         Purchase Price(1)   Total Assets
-----------------------------------            -----------------   -------------
                                            (Amounts in Thousands)

Furniture and Fixtures                             $ 15,353             32%
Capital Equipment Leased to Emerging
 Growth Companies                                    10,576             22
Computer Peripherals                                  6,487             14
Small Computer Systems                                3,517              8
Financing of emerging growth companies                4,051              8
Financing of other businesses                         5,008             11
Telecommunications                                    1,484              3
Miscellaneous                                           902              2
                                                   --------            ---

 TOTAL                                             $ 47,378            100%
                                                   ========            ===

(1) These amounts include the Partnership's pro rata interest in equipment joint ventures of $2,938,000, financing joint ventures of $290,000, cost of equipment on financing leases of $24,749,000 and original cost of outstanding loans of $8,769,316 at December 31, 1997.

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

    (b) Approximate number of equity security investments:

                                                      Number of Unit Holders
                     Title of Class                   as of December 31, 1997
           ----------------------------------         -----------------------

           Limited Partners                                    2,380
           General Partner                                         1

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

        Phoenix Leasing Cash Distribution Fund V, L.P. (the Partnership) reported net income of $3,917,000 and $2,158,000 during the years ended December 31, 1997 and 1996, respectively. The increase in net income for the year ended December 31, 1997, compared to 1996, is attributable to a decrease in total expenses, primarily depreciation expense, which exceeded the decline in total revenues.

        Total revenues decreased by $735,000 for the year ended December 31, 1997, compared to the prior year . The decrease in total revenues in 1997 is due to decreases in rental income and earned income from financing leases. The decline in rental income of $1,450,000 for the year ended December 31, 1997, compared to the previous year, is a result of a reduction in the amount of equipment owned by the Partnership. At December 31, 1997, the Partnership owned equipment with an aggregate original cost of $35.4 million, compared to $40.8 million at December 31, 1996.

        The decrease in earned income from financing leases of $604,000 for the year ended December 31, 1997, compared to the prior year, is a result of a decline in the Partnership's investment in financing leases. At December 31, 1997, the Partnership had a net investment in financing leases of $11 million, compared to $15.1 million at December 31, 1996. The investment in financing leases, as well as earned income from financing leases, will decrease over the lease term as the Partnership amortizes income over the life of the lease using the interest method. This decrease will be offset in part by a continuous investment of the excess cash flows of the Partnership in new leasing and financing transactions over the life of the Partnership. During 1997, the Partnership made new investments in financing leases of $3.8 million, compared to $4.4 million during 1996.

        The decline in rental income and earned income from financing leases for the year ended December 31, 1997, compared to 1996, is in part offset by an increase in gain on sale of securities and an increase in interest income from notes receivable. The Partnership reported a gain on sale of securities of $1,255,000 for the year ended December 31, 1997, compared to $390,000 in 1996. The securities sold for both 1996 and 1997 consisted of common stock received through the exercise of stock warrants granted to the Partnership as part of financing agreements with emerging growth companies that are publicly traded. The Partnership received proceeds of $1,255,000 and $403,000 from the sale of these securities during the year ended December 31, 1997 and 1996, respectively. In addition, at December 31, 1997, the Partnership owns shares of stock and stock warrants in emerging growth companies that are publicly traded with an unrealized gain of approximately $4,000 compared to $369,000 at December 31, 1996. These stock warrants contain certain restrictions, but are generally exercisable within one year.

        The increase in interest income from notes receivable of $342,000 for the year ended December 31, 1997, compared to 1996, is attributable to new investments made in notes receivable during 1996 and 1997. The Partnership made new investments in notes receivable of $5.2 million and $2.7 million for the years ended December 31, 1997 and 1996, respectively.

        Total expenses decreased by $2,494,000 for the year ended December 31, 1997, compared to the prior year. The decrease in total expenses for 1997, compared to 1996, is primarily due to a reduction in depreciation expense of $2,458,000. The decrease in depreciation expense is attributable to a decline in the amount of equipment owned, as well as, a portion of the equipment portfolio having become fully depreciated. Additionally, depreciation was higher during 1996 than 1997 due to the Partnership providing additional depreciation on various leases that had come to the end of their initial term, where the estimated fair market value was not expected to exceed the net book value of such leases. Included in depreciation expense for the years ended December 31, 1997 and 1996 was additional depreciation expense of $4,000 and $758,000, respectively.

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

        The cash generated from leasing and financing activities during the year ended December 31, 1997 was $12,374,000, as compared to $13,665,000 during the year ended December 31, 1996. The reduction in cash generated is attributable to a decline in rental income, as previously discussed. During the year ended December 31, 1996, the net cash generated from leasing and financing activities, combined with the cash on hand, were used for the repayment of debt and for the payment of cash distributions to the partners. During the year ended December 31, 1996, the Partnership paid off its outstanding debt of $3,594,000.

        The Partnership will continue to reinvest the cash generated by operating and financing activities in new leasing and financing transactions over the life of the Partnership. During the year ended December 31, 1997, the Partnership invested $3,774,000 in equipment leases and $5,222,000 in notes receivable, as compared to investments of $4,421,000 in equipment leases and $2,676,000 in notes receivable in 1996.

        As of December 31, 1997, the Partnership owned equipment being held for lease with an original cost of $4,347,000 and a net book value of $233,000, compared to $3,945,000 and $278,000, respectively, at December 31, 1996. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's equipment as it becomes available.

        The Partnership received proceeds from the sale of equipment of $337,000 for the year ended December 31, 1997, compared to $1,255,000 for 1996. The decrease in proceeds for the year ended December 31, 1997, compared to 1996, is a result of less sales activity during 1997 compared to 1996. The Partnership sold equipment with an aggregate original cost of $9.2 million during 1997, compared to $14.1 million during 1996.

        Distributions from joint ventures for the year ended December 31, 1997 were $1,402,000 compared to $436,000 for 1996. The increase in distributions from joint ventures for the year ended December 31, 1997, compared to 1996, is due to one equipment joint venture's outstanding debt being repaid in full in November of 1996. As a result, this joint venture began making distributions in 1997.

        The cash distributed to partners for the year ended December 31, 1997 was $3,996,000, as compared to $4,064,000 during the year ended December 31, 1996. In accordance with the Partnership Agreement, the limited partners are entitled to 97% of the cash available for distribution and the General Partner is entitled to 3%. As a result, the limited partners received $3,876,000 and $3,941,000 in distributions during the year ended December 31, 1997 and 1996, respectively. The cumulative distributions to the Limited Partners were $20,225,000 and $16,349,000 as of December 31, 1997 and 1996, respectively. The
General Partner received $120,000 and $123,000 in cash distributions for the year ended December 31, 1997 and 1996, respectively. The Partnership plans to make quarterly distributions to partners during 1998 at the same rate as the current distributions.

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

               Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.

                                YEAR ENDED DECEMBER 31, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of Phoenix Leasing Cash Distribution Fund V, L.P.:

We have audited the accompanying balance sheet of Phoenix Leasing Cash Distribution Fund V, L.P. (a California limited partnership) as of December 31, 1997 and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The statements of operations, partners' capital and cash flows of Phoenix Leasing Cash Distribution Fund V, L.P. as of December 31, 1996, were audited by other auditors whose report dated January 20, 1997, expressed an unqualified opinion on these statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Phoenix Leasing Cash Distribution Fund V, L.P. as of December 31, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                                          ARTHUR ANDERSEN LLP


San Francisco, California
  January 23, 1998

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                                  BALANCE SHEET
                 (Amounts in Thousands Except for Unit Amounts)

                                                              December 31, 1997
ASSETS                                                        -----------------

Cash and cash equivalents                                         $  5,087

Accounts receivable (net of allowance for losses
  on accounts receivable of $220)                                      264

Notes receivable (net of allowance for losses on
  notes receivable of $368)                                          6,514

Equipment on operating leases and held for lease (net
  of accumulated depreciation of $7,035)                               293

Net investment in financing leases (net of allowance for
  early terminations of $341)                                       10,974

Investment in joint ventures                                           353

Capitalized acquisition fees (net of accumulated
  amortization of $2,326)                                              550

Other assets                                                            42
                                                                  --------
    Total Assets                                                  $ 24,077
                                                                  ========
LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

  Accounts payable and accrued expenses                           $    884
                                                                  --------

    Total Liabilities                                                  884
                                                                  --------
Partners' Capital:

  General Partner                                                      (38)

  Limited Partners, 5,000,000 units authorized, 2,045,838
    units issued and 1,925,475 units outstanding                    23,227

  Unrealized gains on available-for-sale securities                      4
                                                                  --------
    Total Partners' Capital                                         23,193
                                                                  --------
    Total Liabilities and Partners' Capital                       $ 24,077
                                                                  ========
                 The accompanying notes are an integral part of
                                these statements.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)

                                               For the Years Ended December 31,
                                                        1997       1996
                                                        ----       ----
INCOME

  Rental income                                        $1,879     $3,329

  Earned income, financing leases                       2,039      2,643

  Interest income, notes receivable                       771        429

  Equity in earnings from joint ventures, net             372        324

  Gain on sale of securities                            1,255        390

  Other income                                            311        247
                                                       ------     ------

    Total Income                                        6,627      7,362
                                                       ------     ------


EXPENSES

  Depreciation                                            565      3,023

  Amortization of acquisition fees                        311        372

  Lease related operating expenses                         90        237

  Management fees to General Partner                      459        486

  Reimbursed administrative costs to General Partner      333        370

  Interest expense                                       --          131

  Provision for losses on receivables                     609        350

  Legal expense                                           219        107

  General and administrative expenses                     124        128
                                                       ------     ------

    Total Expenses                                      2,710      5,204
                                                       ------     ------

NET INCOME                                             $3,917     $2,158
                                                       ======     ======

NET INCOME PER LIMITED PARTNERSHIP UNIT                $ 1.94     $ 1.02
                                                       ======     ======

ALLOCATION OF NET INCOME:

  General Partner                                      $  158     $  143

  Limited Partners                                      3,759      2,015
                                                       ------     ------

                                                       $3,917     $2,158
                                                       ======     ======

                 The accompanying notes are an integral part of
                                these statements.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                         STATEMENTS OF PARTNERS' CAPITAL
                 (Amounts in Thousands Except for Unit Amounts)


                            General
                           Partner's    Limited Partners'    Unrealized  Total
                            Amount    Units          Amount    Gains     Amount
                           ---------  ---------------------  ----------  ------

Balance, December 31, 1995  $ (96)    2,002,101    $ 26,176   $  488   $ 26,568

Net income                    143         --          2,015     --        2,158

Distributions to partners
  ($2.00 per limited
  partnership unit)          (123)        --         (3,941)    --       (4,064)

Redemptions of capital       --         (55,858)       (681)    --         (681)

Change for the year in
  unrealized gain on
  available-for-sale
  securities                 --           --          --        (119)      (119)
                            -----     ---------    --------   ------   --------

Balance, December 31, 1996    (76)    1,946,243      23,569      369     23,862

Net income                    158         --          3,759     --        3,917

Distributions to partners
  ($2.00 per limited
  partnership unit)          (120)        --         (3,876)    --       (3,996)

Redemptions of capital       --         (20,768)       (225)    --         (225)

Change for the year in
  unrealized gain on
  available-for-sale
  securities                 --           --          --        (365)      (365)
                            -----     ---------    --------   ------   --------

Balance, December 31, 1997  $ (38)    1,925,475    $ 23,227   $    4   $ 23,193
                            =====     =========    ========   ======   ========


                 The accompanying notes are an integral part of
                                these statements.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)


                                                         For the Years Ended
                                                            December 31,
                                                          1997        1996
                                                          ----        ----
Operating Activities:
  Net income                                            $ 3,917     $ 2,158
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                          565       3,023
      Amortization of acquisition fees                      311         372
      Gain on sale of equipment                            (124)       (197)
      Equity in earnings from joint ventures, net          (372)       (324)
      Gain on sale of securities                         (1,255)       (390)
      Provision for early termination, financing leases     184         281
      Provision for losses on notes receivable              308          69
      Provision for losses on accounts receivable           117        --
      Decrease (increase) in accounts receivable           (194)        185
      Increase (decrease) in accounts payable
        and accrued expenses                               (308)        124
      Decrease in other assets                               89         107
                                                        -------     -------

  Net cash provided by operating activities               3,238       5,408
                                                        -------     -------

Investing Activities:
  Principal payments, financing leases                    7,403       7,496
  Principal payments, notes receivable                    1,733         761
  Proceeds from sale of equipment                           337       1,255
  Proceeds from sale of securities                        1,255         403
  Distributions from joint ventures                       1,402         436
  Investment in financing leases                         (3,774)     (4,421)
  Investment in notes receivable                         (5,222)     (2,676)
  Investment in joint ventures                             --           (46)
  Investment in securities                                 --           (13)
  Payment of acquisition fees                              (204)       (255)
                                                        -------     -------

  Net cash provided by investing activities               2,930       2,940
                                                        -------     -------

Financing Activities:
  Payments of principal, notes payable                     --        (3,594)
  Redemptions of capital                                   (225)       (681)
  Distributions to partners                              (3,996)     (4,064)
                                                        -------     -------

  Net cash used by financing activities                  (4,221)     (8,339)
                                                        -------     -------

Increase in cash and cash equivalents                     1,947           9

Cash and cash equivalents, beginning of period            3,140       3,131
                                                        -------     -------

Cash and cash equivalents, end of period                $ 5,087     $ 3,140
                                                        =======     =======

Supplemental Cash Flow Information:
  Cash paid for interest expense                        $  --       $   130

                 The accompanying notes are an integral part of
                                these statements.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

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

        A schedule of compensation paid and distributions made to the General Partner for the years ended December 31, follows:

                                                   1997         1996
                                                   ----         ----
                                                  (Amounts in Thousands)
      Management fees                            $   459     $    486
      Acquisition fees                               270          213
      Cash distributions                             120          123
                                                 -------     --------

                                                 $   849     $    822
                                                 =======     ========

      Redemptions of Limited Partner units will only be made to the extent permitted by applicable laws and regulations, the Partnership Agreement and if, in the opinion of the General Partner, it is in the best interest of the Partnership. In addition, redemptions will not be made if such redemptions would cause the Partnership to be categorized as a publicly traded partnership for federal income tax purposes.

      The Partnership will acquire such limited partnership units for an amount equal to 85% of the "accrual basis capital account" relating to the redeemed units. The Partnership will retain the remaining 15% of the "accrual basis capital account" relating to the redeemed units. Redemptions retained by the Partnership were $34,000 and $99,000 during the years ended December 31, 1997 and 1996, respectively. "Accrual basis capital account" is computed in accordance with the books and records regularly maintained by the Partnership for financial reporting purposes, utilizing the accrual method of accounting.


Note 2.    Summary of Significant Accounting Policies.

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

      The Partnership's policy is to review periodically the remaining expected economic life of its rental equipment in order to determine the probability of recovering its undepreciated cost. Such reviews address, among other things, recent and anticipated technological developments affecting computer equipment and competitive factors within the computer marketplace. Where reviews of the equipment portfolio indicate that rentals plus anticipated sales proceeds will not exceed expenses in any future period, the Partnership revises its depreciation policy and will provide additional depreciation as appropriate. As a result of such periodic reviews, the Partnership provided additional depreciation expense of $4,000 and $758,000 ($0 and $.39 per limited partnership unit) for the years ended December 31, 1997 and 1996, respectively.

      Rental income for the year is determined on the basis of rental payments due for the period under the terms of the lease. Maintenance, repairs and minor renewals of the leased equipment are charged to expense.

      Portfolio Valuation Methodology. The Partnership uses the portfolio method of accounting for the net realizable value of the Partnership's equipment portfolio.

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

      Investment in Available-for-Sale Securities. The Partnership has investments in stock and stock warrants in public companies that have been determined to be available for sale. Available-for-sale securities are stated at their fair market value, with the unrealized gains and losses reported in a separate component of partners' capital.

      Reclassification. Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

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


Note 3.    Accounts Receivable.

      Accounts receivable consist of the following at December 31:

                                                              1997
                                                              ----
                                                     (Amounts in Thousands)

        Lease payments                                       $  409
        Property taxes                                           69
        Interest                                                  6
                                                             ------
                                                                484
        Less: allowance for losses on
               accounts receivable                             (220)
                                                             ------

   Total                                                     $  264
                                                             ======


Note 4.    Notes Receivable:

        Notes receivable consist of the following at December 31:

                                                              1997
                                                              ----
                                                     (Amounts in Thousands)
        Notes receivable from emerging growth
           companies, with stated interest ranging
           from 10% to 22% per annum, receivable
           in installments ranging from 36 to 49
           months, collateralized by a security
           interest in the equipment financed.             $  2,579

        Notes receivable from other businesses,
           with stated interest ranging from 13%
           to 18% per annum, receivable in
           installments ranging from 35 to 85
           months, collateralized by the equipment
           financed.                                          4,303
                                                           --------

                                                              6,882

        Less:  allowance for losses on notes
                receivable                                     (368)
                                                           --------

           Total                                           $  6,514
                                                           ========

        Minimum payments to be received on non-cancelable notes receivable for the years ended December 31, are as follows:

                                                     (Amounts in Thousands)

        1998..........................................     $  2,590
        1999..........................................        2,304
        2000..........................................        2,287
        2001..........................................        1,017
        2002..........................................          395
        Thereafter....................................          132
                                                           --------

        Total minimum payments to be received.........        8,725
        Impaired notes receivable.....................          219
        Less:  unearned interest......................       (2,062)
        Less:  allowance for losses...................         (368)
                                                           --------

        Net investment in notes receivable............     $  6,514
                                                           ========

        At December 31, 1997, the recorded investment in notes that are considered to be impaired is $219,000 for which there is no related allowance. The average recorded investment in impaired loans during the year ended December 31, 1997 and 1996 was approximately $73,000 and $0, respectively. The Partnership recognized interest income totaling $24,000 and $470,000 from these impaired notes during the year ended December 31, 1997 and 1996, respectively.

        The activity in the allowance for losses on notes receivable during the years ended December 31, is as follows:

                                                              1997
                                                              ----
                                                     (Amounts in Thousands)

        Beginning balance                                  $    124
           Provision for (recovery of) losses                   308
           Write downs                                          (64)
                                                           --------
        Ending balance                                     $    368
                                                           ========


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

        The net investment in financing leases consists of the following at December 31:

                                                              1997
                                                              ----
                                                    (Amounts in Thousands)

        Minimum lease payments to be received              $ 13,602

        Less:  unearned income                               (2,287)
               allowance for early termination                 (341)
                                                           --------
        Net investment in financing leases                 $ 10,974
                                                           ========

        Minimum rentals to be received on noncancellable operating and financing leases for the years ended December 31 are as follows:

                                                    Operating      Financing
                                                    ---------      ---------
                                                     (Amounts in Thousands)

        1998..................................        $  753        $ 6,483
        1999..................................           123          3,765
        2000..................................            26          2,001
        2001..................................            21            960
        2002..................................             2            376
        Thereafter............................           -               17
                                                      ------        -------

        Total                                         $  925        $13,602
                                                      ======        =======

        The net book value of equipment held for lease at December 31, 1997 amounted to $233,000.


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

        The net carrying value of such assets contributed by the Partnership to the Joint Venture was approximately $7.9 million and the total carrying value of all of the assets contributed by all three partnerships approximated $24.7 million. The net proceeds from the issuance of the lease backed certificates were distributed back to the partnerships who contributed to the Joint Venture. On August 5, 1994, the Joint Venture received proceeds from the issuance of the 7.1% Class A lease backed certificates in the principal amount of $18.5 million. On August 12, 1994, the Joint Venture received proceeds from the issuance of the 8.25% Class B lease backed certificates in the principal amount of $5.3 million. In November 1996, the lease backed certificates were paid in full.

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

        An analysis of the Partnership's investment in the equipment joint venture is as follows:
                                                                         Net
                Net Investment                                        Investment
                at Beginning                 Equity in                 at End
Date              of Period    Contributions Earnings  Distributions  of Period
----            -------------- ------------- --------- -------------  ----------
                                      (Amounts in Thousands)

Year Ended
 December 31, 1996   $1,179       $    46     $  285      $  350        $1,160
                     ======       =======     ======      ======        ======

Year Ended
 December 31, 1997   $1,160       $  --       $  343      $1,320        $  183
                     ======       =======     ======      ======        ======


        The aggregate financial information of the equipment joint venture is presented as follows:

                                                    December 31, 1997
                                                    -----------------
                                                  (Amounts in Thousands)

        Assets                                          $   730
        Liabilities                                         156
        Partners' Capital                                   574

                                              For the Years Ended December 31,
                                                  1997              1996
                                                  ----              ----
                                                   (Amounts in Thousands)

        Revenue                                 $ 1,129           $ 2,025
        Expenses                                     78             1,149
        Net Income                                1,051               876

        As of December 31, 1997, the Partnership's pro rata interest in the equipment joint venture's net book value of off-lease equipment was $0.

        The General Partner earns a management fee of 3% of the Partnership's respective interest in gross revenues of the Joint Venture. Cash proceeds subject to a management fee at the joint venture level are not subject to management fees at the Partnership level.

Financing Joint Venture.

        The Partnership owns a 25% interest in Phoenix Joint Venture 1994-2, a Financing Joint Venture. This investment is accounted for using the equity method of accounting. The other partners of the venture are entities organized and managed by the General Partner.

        An analysis of the Partnership's investment account in the Financing Joint Venture is as follows:
                                                                         Net
                Net Investment                                        Investment
                at Beginning                 Equity in                 at End
Date              of Period    Contributions Earnings  Distributions  of Period
----            -------------- ------------- --------- -------------  ----------
                                      (Amounts in Thousands)

Year Ended
 December 31, 1996   $  270       $  --       $   39      $   86        $  223
                     ======       =======     ======      ======        ======

Year Ended
 December 31, 1997   $  223       $  --       $   29      $   82        $  170
                     ======       =======     ======      ======        ======

        The aggregate financial information of the Financing Joint Venture is presented as follows:

                                                    December 31, 1997
                                                    -----------------
                                                  (Amounts in Thousands)

        Assets                                          $   803
        Liabilities                                         136
        Partners' Capital                                   667

                                              For the Years Ended December 31,
                                                  1997              1996
                                                  ----              ----
                                                  (Amounts in Thousands)

        Revenue                                 $   127           $   162
        Expenses                                     25                 6
        Net Income                                  102               156

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


Note 7.    Accounts Payable and Accrued Expenses.

        Accounts payable and accrued expenses consist of the following at December 31:

                                                          1997
                                                          ----
                                                  (Amounts in Thousands)

        Equipment Lease Operations                      $   525
        General Partner and Affiliates                      232
        Security Deposits                                    65
        Other                                                62
                                                        -------

           Total                                        $   884
                                                        =======


Note 8.    Income Taxes.

        Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

        The net differences between the tax basis and the reported amounts of the Partnership's assets and liabilities are as follows at December 31, 1997:

                         Reported Amounts       Tax Basis      Net Difference
                         ----------------       ---------      --------------
                                         (Amounts in Thousands)

        Assets              $ 24,077            $ 22,987           $ 1,090
        Liabilities              884                 519               365


Note 9.    Related Entities.

        Affiliates of the General Partner serve in the capacity of general partners in other partnerships, all of which are engaged in the equipment leasing and financing business.

Note 10.   Net Income (Loss) and Distributions per Limited Partnership Unit.

        Net income and distributions per limited partnership unit were based on the Limited Partner's share of net income and distributions, and the weighted average number of units outstanding of 1,936,473 and 1,968,615 for the years ended December 31, 1997 and 1996, respectively. For the purposes of allocating income (loss) and distributions to each individual Limited Partner, the Partnership allocates net income (loss) and distributions based upon each respective Limited Partner's net capital contributions.


Note 11.   Reimbursed Costs to the General Partner and Affiliates.

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

        The reimbursed administrative costs to the General Partner were $333,000 and $370,000 for the years ended December 31, 1997 and 1996, respectively. The equipment storage, remarketing and data processing costs reimbursed to the General Partner during the years ended December 31, 1997 and 1996 were $87,000 and $200,000, respectively.

        In addition, the General Partner receives a management fee and an acquisition fee (see Note 1).


Note 12.   Fair Value of Financial Instruments.

        The carrying amounts reported on the balance sheet for cash and cash equivalents, available-for-sale securities and notes receivable approximate the fair values.


Note 13.   Subsequent Events.

        In January 1998, cash distributions of $30,000 and $475,000 were made to the General and Limited Partners, respectively.

Item 8.    Disagreements on Accounting and Financial Disclosure Matters.

        None.


                                    PART III

Item 9. Directors and Executive Officers of the Registrant.

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

        The directors and executive officers of Phoenix Leasing Associates II, Inc. (PLAII) are as follows:

        GUS CONSTANTIN, age 60, is President, and a Director of PLAII. Mr. Constantin received a B.S. degree in Engineering from the University of Michigan and a Master's Degree in Management Science from Columbia University. From 1969 to 1972, he served as Director, Computer and Technical Equipment of DCL Incorporated (formerly Diebold Computer Leasing Incorporated), a corporation formerly listed on the American Stock Exchange, and as Vice President and General Manager of DCL Capital Corporation, a wholly-owned subsidiary of DCL Incorporated. Mr. Constantin was actively engaged in marketing manufacturer leasing programs to computer and medical equipment manufacturers and in directing DCL Incorporated's IBM System/370 marketing activities. Prior to 1969, Mr. Constantin was employed by IBM as a data processing systems engineer for four years. Mr. Constantin is an individual general partner in four active partnerships and is an NASD registered principal. Mr. Constantin is the founder of PLI and the beneficial owner of all of the common stock of Phoenix American Incorporated.

        GARY W. MARTINEZ, age 47, is Executive Vice President, Chief Operating Officer and a Director of PLAII. He has been associated with PLI since 1976. He manages the Asset Management Department, which is responsible for lease and loan portfolio management. This includes credit analysis, contract terms, documentation and funding; remittance application, change processing and maintenance of customer accounts; customer service, invoicing, collection, settlements and litigation; negotiating lease renewals, extensions, sales and buyouts; and management information reporting. From 1973 to 1976, Mr. Martinez was a Loan Officer with Crocker National Bank, San Francisco. Prior to 1973, he was an Area Manager with Pennsylvania Life Insurance Company. Mr. Martinez is a graduate of California State University, Chico.

        HOWARD SOLOVEI, age 36, is the Chief Financial Officer, Treasurer and a Director of PLA II. He has been associated with PLI since 1984. Mr. Solovei oversees the Finance Department. He is responsible for the structuring, planning, and monitoring of the partnerships sponsored by the General Partner and its affiliates, as well as maintaining the banking relationships. Mr. Solovei graduated with a B.S. in Business Administration from the University of California, Berkeley.

        BRYANT J. TONG, age 43, is Senior Vice President, Financial Operations of PLAII. He has been with PLI since 1982. Mr. Tong is responsible for investor services and overall company financial operations. He is also responsible for the technical and administrative operations of the cash management, corporate accounting, partnership accounting, accounting systems, internal controls and tax departments, in addition to Securities and Exchange Commission and other regulatory agency reporting. Prior to his association with PLI, Mr. Tong was Controller-Partnership Accounting with the Robert A. McNeil Corporation for two years and was an auditor with Ernst & Whinney (succeeded by Ernst & Young) from 1977 through 1980. Mr. Tong holds a B.S. in Accounting from the University of California, Berkeley, and is a Certified Public Accountant.

        CYNTHIA E. PARKS, age 42, is Senior Vice President, General Counsel and Secretary of PLAII. Prior to joining PLI in 1984, she was with GATX Leasing Corporation, and had previously been Corporate Counsel for Stone Financial Companies, and an Assistant Vice President of the Bank of America, Bank Amerilease Group. She has a bachelor's degree from Santa Clara University, and earned her J.D. from the University of San Francisco School of Law.

        Neither the General Partner nor any Executive Officer of the General Partner has any family relationship with the others.

        Phoenix Leasing Incorporated or its affiliates and the executive officers of the General Partner serve in a similar capacity to the following affiliated limited partnerships:


           Phoenix Leasing American Business Fund, L.P.
           Phoenix Income Fund, L.P.
           Phoenix High Tech/High Yield Fund
           Phoenix Leasing Cash Distribution Fund IV
           Phoenix Leasing Cash Distribution Fund III and
           Phoenix Leasing Income Fund VII

Disclosure Pursuant to Section 16, Item 405 of Regulation S-K:

        The General Partner (and any corporate general partner of the General Partner) of the Registrant, and the executive officers of the General Partner (or any corporate general partner of the General Partner) of the Registrant, file reports pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended. Based solely on the Registrant's review of the copies of such forms received by the Registrant, the Registrant believes that, during 1997, all such required reports were filed on a timely basis, except for reports on Form 3 (Initial Statement of Beneficial Ownership of Securities) filed late by Howard Solovei and Cynthia E. Parks, each an executive officer of the General Partner (or any corporate general partner of the General Partner) of the Registrant. No units of limited partnership interest are held by such executive officers.

Certain Legal Proceedings.

        On October 28, 1997 a Class Action Complaint was filed against Phoenix Leasing Incorporated, Phoenix Leasing Associates, II and III L.P., Phoenix Securities Inc. and Phoenix American Incorporated (the "Companies") in California Superior Court for the County of Sacramento by eleven individuals on behalf of investors in Phoenix Leasing Cash Distribution Funds I through V (the "Partnerships"). The Companies were served with the Complaint on December 9, 1997. The Complaint seeks declaratory and other relief including accounting, receivership, imposition of constructive trust and judicial dissolution and winding up of the Partnerships, and damages based on fraud, breach of fiduciary duty and breach of contract by the Companies as general partners of the Partnerships. The Companies received an extension of time to answer the Complaint and formal discovery has not commenced. The Companies intend to vigorously defend the Complaint.


Item 10.   Executive Compensation.

        Set forth is the information relating to all direct remuneration paid or accrued by the Registrant during the last year to the General Partner.

        (A)                 (B)                            (C)                                (D)

                                                      Cash and cash-                     Aggregate of
Name of Individual      Capacities in                 equivalent forms                   contingent forms
or persons in group     which served                  of remuneration                    of remuneration
-------------------     -------------     -------------------------------------------    ----------------
                                                   (C1)                 (C2)
                                                                  Securities or property
                                       Salaries, fees, directors' insurance benefits or
                                       fees, commissions, and     reimbursement, personal
                                       bonuses                    benefits
                                       ------------------------   -----------------------
                                                     (Amounts in Thousands)
Phoenix Leasing
  Associates II L.P.    General Partner      $   729(1)                  $    0               $    0
                                              ======                      =====                =====

(1)  consists of management and acquisition fees.

Item 11.   Security Ownership of Certain Beneficial Owners and Management.

        (a)No  person  owns of  record,  or is  known by the  Registrant  to own
           beneficially,   more  than  five  percent  of  any  class  of  voting
           securities of the Registrant.

        (b)The General Partner or its affiliates of the Registrant owns the equity securities of the Registrant set forth in the following table:

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

Item 12.   Certain Relationships and Related Transactions.

        None.

                                     PART IV

Item 13.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                        Page No.
                                                                        --------
(a)     1. Financial Statements:

           Balance Sheet as of December 31, 1997                            10
           Statements of Operations for the Years Ended
            December 31, 1997 and 1996                                      11
           Statements of Partners' Capital for the Years
            Ended December 31, 1997 and 1996                                12
           Statements of Cash Flows for the Years Ended
            December 31, 1997 and 1996                                      13
           Notes to Financial Statements                                 14-21

        All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(b)     Reports on Form 8-K:

        No reports on Form 8-K were filed for the quarter ended December 31, 1997.

(c)     Exhibits

        21.Additional Exhibits:

           a)  Balance Sheet of Phoenix Leasing Associates II, Inc.    E21 1-4

               Balance Sheet of Phoenix Leasing Associates II L.P.     E21 5-8

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

                               PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P., a California limited partnership
                                         (Registrant)

                               By: PHOENIX LEASING ASSOCIATES II L.P.,
                                   a California limited partnership,
                                   General Partner

                               By: PHOENIX LEASING ASSOCIATES II, INC.,
                                   a Nevada corporation,
                                   General Partner



   Date:  March 24, 1998       By: /S/ GUS CONSTANTIN
          --------------           --------------------------
                                   Gus Constantin, President


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                     Title                          Date
        ---------                     -----                          ----


/S/ GUS CONSTANTIN      President and a Director of               March 24, 1998
----------------------  Phoenix Leasing Associates II, Inc.       --------------
(Gus Constantin)        General Partner


/S/ GARY W. MARTINEZ    Senior Vice President and a Director of   March 24, 1998
----------------------  Phoenix Leasing Associates II, Inc.       --------------
(Gary W. Martinez)      General Partner


/S/ HOWARD SOLOVEI      Chief Financial Officer,                  March 24, 1998
----------------------  Treasurer and a Director of               --------------
(Howard Solovei)        Phoenix Leasing Associates II, Inc.
                        General Partner


/S/ BRYANT J. TONG      Senior Vice President,                    March 24, 1998
----------------------  (Principal Accounting Officer)            --------------
(Bryant J. Tong)        Phoenix Leasing Associates II, Inc.
                        General Partner