Form 10QSB
period 1998-03-31
PHOENIX LEASING CASH DISTRIBUTION FUND V L P
filed 1998-05-14
CIK 867296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

__X__ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to______________.

                         Commission file number 0-20133


                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
--------------------------------------------------------------------------------
                                   Registrant

      California                                          68-0222136
-----------------------                       ----------------------------------
 State of Jurisdiction                        I.R.S. Employer Identification No.

2401 Kerner Boulevard, San Rafael, California             94901-5527
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

                               Yes __X__ No _____

1,921,488 Units of Limited Partnership Interest were outstanding as of March 31, 1998.

Transitional small business disclosure format:

                               Yes _____ No __X__

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)

                                                       March 31,    December 31,
                                                         1998           1997
                                                         ----           ----
ASSETS

Cash and cash equivalents                             $  7,107       $  5,087

Accounts receivable (net of allowance for
   losses on accounts receivable of $212
   and $220 at March 31, 1998 and December 31,
   1997, respectively)                                     202            264

Notes receivable (net of allowance for losses on
   notes receivable of $400 and $368 at March 31,
   1998 and December 31, 1997, respectively)             6,075          6,514

Equipment on operating leases and held for lease
   (net of accumulated depreciation of $6,453
   and $7,035 at March 31, 1998 and December 31,
   1997, respectively)                                     231            293

Net investment in financing leases (net of
   allowance for early terminations of $378
   and $341 at March 31, 1998 and December 31,
   1997, respectively)                                   9,385         10,974

Investment in joint ventures                               232            353

Capitalized acquisition fees (net of accumulated
   amortization of $2,388 and $2,326 at March 31,
   1998 and December 31, 1997, respectively)               488            550

Other assets                                               127             42
                                                      --------       --------

   Total Assets                                       $ 23,847       $ 24,077
                                                      ========       ========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Accounts payable and accrued expenses              $    810       $    884
                                                      --------       --------

     Total Liabilities                                     810            884
                                                      --------       --------

Partners' Capital

   General Partner                                         (30)           (38)

   Limited  Partners, 5,000,000 units authorized,
      2,045,838 units issued, 1,921,488 and
      1,925,475 units outstanding at March 31,
      1998 and December 31, 1997, respectively          22,975         23,227

   Unrealized gains on available-for-sale securities        92              4
                                                      --------       --------

   Total Partners' Capital                              23,037         23,193
                                                      --------       --------

     Total Liabilities and Partners' Capital          $ 23,847       $ 24,077
                                                      ========       ========

        The accompanying notes are an integral part of these statements.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                            1998          1997
                                                            ----          ----
INCOME

   Rental income                                          $   426       $   474
   Earned income, financing leases                            408           589
   Interest income, notes receivable                          267           191
   Gain (loss) on sale of equipment                            81           (21)
   Equity in earnings from joint ventures, net                 58            94
   Other income                                                92            57
                                                          -------       -------

     Total Income                                           1,332         1,384
                                                          -------       -------

EXPENSES

   Depreciation                                               145           143
   Amortization of acquisition fees                            62            94
   Lease related operating expenses                            12            29
   Management fees to General Partner                          92           118
   Reimbursed administrative costs to General Partner          73            90
   Provision for losses on receivables                         69          --
   General and administrative expenses                         87            65
                                                          -------       -------

     Total Expenses                                           540           539
                                                          -------       -------

NET INCOME                                                $   792       $   845
                                                          =======       =======


NET INCOME PER LIMITED
   PARTNERSHIP UNIT                                       $   .39       $   .41
                                                          =======       =======

DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT                                       $   .50       $   .50
                                                          =======       =======

ALLOCATION OF NET INCOME:
     General Partner                                      $    38       $    38
     Limited Partners                                         754           807
                                                          -------       -------

                                                          $   792       $   845
                                                          =======       =======

        The accompanying notes are an integral part of these statements.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                            Three Months Ended
                                                                 March 31,
                                                             1998         1997
                                                             ----         ----
Operating Activities:
   Net income                                              $   792      $   845

   Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                              145          143
     Amortization of acquisition fees                           62           94
     Loss (gain) on sale of equipment                          (81)          21
     Equity in earnings from joint ventures, net               (58)         (94)
     Provision for early termination, financing leases          37         --
     Provision for losses on notes receivable                   32         --
     Decrease (increase) in accounts receivable                 62          (13)
     Increase (decrease) in accounts payable and
      accrued expenses                                           8          (67)
     Decrease in other assets                                    3           57
                                                           -------      -------

Net cash provided by operating activities                    1,002          986
                                                           -------      -------

Investing Activities:
     Principal payments, financing leases                    1,435        1,901
     Principal payments, notes receivable                      407          759
     Proceeds from sale of equipment                           115           33
     Distributions from joint ventures                         179          449
     Investment in financing leases                           --         (1,063)
     Investment in notes receivable                           --           (819)
     Payment of acquisition fees                               (82)         (18)
                                                           -------      -------

Net cash provided by investing activities                    2,054        1,242
                                                           -------      -------

Financing Activities:
     Redemptions of capital                                    (43)         (27)
     Distributions to partners                                (993)      (1,003)
                                                           -------      -------

Net cash used by financing activities                       (1,036)      (1,030)
                                                           -------      -------

Increase in cash and cash equivalents                        2,020        1,198

Cash and cash equivalents, beginning of period               5,087        3,140
                                                           -------      -------

Cash and cash equivalents, end of period                   $ 7,107      $ 4,338
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

Note 2.    Reclassification.

     Reclassification - Certain 1997 amounts have been reclassified to conform to the 1998 presentation.

Note 3.    Income Taxes.

     Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the financial statements of the Partnership.

Note 4.    Notes Receivable.

     Impaired Notes Receivable. At March 31, 1998, the recorded investment in notes that are considered to be impaired was $361,000 for which there was no related allowance for losses. The average recorded investment in impaired loans during the three months ended March 31, 1998 and 1997 was approximately $361,000 and $0, respectively.

     The activity in the allowance for losses on notes receivable during the three months ended March 31, is as follows:

                                            1998                 1997
                                            ----                 ----
                                              (Amounts In Thousands)

         Beginning balance                 $ 368                $ 124
             Provision for losses             32                  -
             Write downs                     -                    -
                                           -----                -----
         Ending balance                    $ 400                $ 124
                                           =====                =====

Note 5.      Net Income (Loss) and Distributions per Limited Partnership Unit.

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions and the weighted average number of units outstanding of 1,925,226 and 1,946,047 for the three months ended March 31, 1998 and 1997 respectively. For purposes of allocating income (loss) to each individual partner, the Partnership allocates net income
(loss) based upon each respective limited partner's net capital contributions.

Note 6.      Investment in Joint Ventures.

Equipment Joint Venture

  The aggregate combined financial information of the equipment joint ventures is presented as follows:

                                       March 31,                  December 31,
                                         1998                         1997
                                         ----                         ----
                                              (Amounts in Thousands)

    Assets                           $    361                     $    730
    Liabilities                           111                          156
    Partners' Capital                     250                          574

                                                Three Months Ended
                                                     March 31,
                                         1998                         1997
                                         ----                         ----
                                              (Amounts in Thousands)

    Revenue                          $   181                      $    373
    Expenses                              19                           111
    Net Income                           162                           262

  Financing Joint Ventures

       The aggregate combined financial information of the financing joint ventures is presented as follows:

                                       March 31,                  December 31,
                                         1998                         1997
                                         ----                         ----
                                              (Amounts in Thousands)

    Assets                           $    722                     $    803
    Liabilities                           118                          136
    Partners' Capital                     604                          667

                                                Three Months Ended
                                                     March 31,
                                         1998                         1997
                                         ----                         ----
                                              (Amounts in Thousands)

    Revenue                          $     25                     $     35
    Expenses                                4                           14
    Net Income                             21                           21

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         Phoenix Leasing Cash Distribution Fund V, L.P. reported net income of $792,000 during the three months ended March 31, 1998, as compared to net income of $845,000 during the three months ended March 31, 1997. The decrease in net income during the three months ended March 31, 1998, as compared to 1997, is due to a decline in earned income from financing leases.

         Total revenues decreased by $52,000 for the three months ended March 31, 1998, as compared to the same period in 1997, primarily as a result of a decline in earned income from financing leases. Earned income from financing leases decreased by $181,000 during the three months ended March 31, 1998, as compared to the same period in 1997, due to a decrease in the Partnership's investment in financing leases. The investment in financing leases was $9.4 million at March 31, 1998, as compared to $14.3 million at March 31, 1997. The investment in financing leases, as well as earned income from financing leases, will decrease over the lease term as the Partnership amortizes income over the life of the lease using the interest method.

         Partially offsetting this decrease in earned income for the three months ended March 31, 1998, compared to the same period in 1997, is an increase in interest income from notes receivable of $76,000. This increase is attributable to new investments made in notes receivable during 1997.

         Total expenses for the three months ended March 31, 1998 remained relatively the same as compared to the previous year. The decreases in amortization of acquisition fees of $32,000, management fees to the General Partner of $26,000 and lease related operating expenses of $17,000 for the three months ended March 31, 1998, compared to 1997, was nearly offset by an increase in provision for losses on receivables of $69,000. The decrease in acquisition fees, management fees and lease related operating expenses are attributable to a reduction in the amount of equipment owned by the Partnership. At March 31, 1998, the Partnership owned equipment having an aggregate original cost of approximately $32.3 million, as compared to $39.8 million at March 31, 1997.

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

         The cash generated from leasing and financing activities during the three months ended March 31, 1998 and 1997 was $2,844,000 and $3,646,000, respectively. The reduction in cash generated is attributable to a decline in payments from financing leases and notes receivable. Payments from financing leases decreased during 1998, compared to 1997, as a result of the Partnership's declining investment in financing leases. Payments from notes receivable for the three months ended March 31, 1997 included several payoffs. There were no significant payoffs received in 1998.

         The Partnership may reinvest the cash generated by operating and financing activities in new leasing and financing transactions over the life of the Partnership. During the three months ended March 31, 1998, the Partnership acquired no new equipment leases or notes receivable, as compared to investments of $1,063,000 in equipment leases and $819,000 in notes receivable during the same period in 1997.

         As of March 31, 1998, the Partnership owned equipment being held for lease with an original cost of $4,596,000 and a net book value of $208,000, compared to $4,459,000 and $245,000, respectively, at March 31, 1997. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's equipment as it becomes available.

         Distributions from joint ventures decreased by $270,000 during the three months ended March 31, 1998, compared to the same period in 1997. The decrease in distributions from joint ventures for the three months ended March 31, 1998, compared to the prior year, is attributable to a decline in the amount of cash available for distribution from one equipment joint venture as a result of a decrease in rental income and proceeds from sale of equipment.

         The cash distributed to partners for the three months ended March 31, 1998 was $993,000, as compared to $1,003,000 during the three months ended March 31, 1997. In accordance with the Partnership Agreement, the limited partners are entitled to 97% of the cash available for distribution and the General Partner is entitled to 3%. As a result, the limited partners received $963,000 and $973,000 in distributions during the three months ended March 31, 1998 and 1997, respectively. The cumulative distributions to the Limited Partners are $21,188,000 and $17,323,000 as of March 31, 1998 and 1997, respectively. The
General Partner received $30,000 in cash distributions for both the three months ended March 31, 1998 and 1997. The Partnership anticipates making distributions to partners during 1998 at the same rate as 1997.

         The cash to be generated from leasing and financing operations is anticipated to be sufficient to meet the Partnership's continuing operational expenses.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.

                                 March 31, 1998

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

                             PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P
                             ---------------------------------------------
                                              (Registrant)

                             BY:  PHOENIX LEASING ASSOCIATES II, L.P.
                                    a California limited partnership
                                    General Partner

                                    BY:  PHOENIX LEASING ASSOCIATES II, INC.,
                                         a Nevada corporation
                                         General Partner


     Date                     Title                             Signature
     ----                     -----                             ---------

May 13, 1998       Senior Vice President                  /S/ GARY W. MARTINEZ
--------------     and a Director of                      --------------------
                   Phoenix Leasing Associates II, Inc.    (Gary W. Martinez)


May 13, 1998       Chief Financial Officer,               /S/ HOWARD SOLOVEI
--------------     Treasurer and a Director of            --------------------
                   Phoenix Leasing Associates II, Inc.    (Howard Solovei)


May 13, 1998       Senior Vice President,                 /S/ BRYANT J. TONG
--------------     Financial Operations of                --------------------
                   (Principal Accounting Officer)         (Bryant J. Tong)
                   Phoenix Leasing Associates II, Inc.