Form 10QSB
period 1998-06-30
PHOENIX LEASING CASH DISTRIBUTION FUND V L P
filed 1998-08-13
CIK 867296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

  X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------ EXCHANGE ACT OF 1934

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

        Registrant's telephone number, including area code:(415) 485-4500

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing preceding requirements for the past 90 days.

                               Yes X      No
                                  ---       ---

1,918,258 Units of Limited Partnership Interest were outstanding as of June 30, 1998.

Transitional small business disclosure format:

                               Yes        No X
                                  ---       ---

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                          June 30,  December 31,
                                                            1998        1997
                                                            ----        ----
ASSETS

Cash and cash equivalents                             $     3,381   $     5,087

Accounts receivable (net of allowance for losses
 on accounts receivable of $196 and $220 at
 June 30, 1998 and December 31, 1997, respectively)            39           264

Notes receivable (net of allowance for losses on
 notes receivable of $447 and $368 at June 30, 1998
 and December 31, 1997, respectively)                       8,826         6,514

Equipment  on  operating leases  and  held  for
 lease (net  of accumulated depreciation of
 $5,611 and $7,035 at June 30, 1998 and
 December 31, 1997, respectively)                             218           293

Net investment in financing  leases (net of allowance
 for early  terminations of $401 and $341 at
 June 30, 1998 and December 31, 1997, respectively)        10,389        10,974

Investment in joint ventures                                  212           353

Capitalized acquisition fees (net of accumulated
 amortization of $2,452 and $2,326 at June 30, 1998
 and December 31, 1997, respectively)                         601           550

Other assets                                                  124            42
                                                      -----------   -----------

    Total Assets                                      $    23,790   $    24,077
                                                      ===========   ===========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Accounts payable and accrued expenses              $     1,027   $       884
                                                      -----------   -----------

    Total Liabilities                                       1,027           884
                                                      -----------   -----------

Partners' Capital

   General Partner                                            (22)          (38)

   Limited  Partners, 5,000,000   units  authorized,
    2,045,838 units issued, 1,922,126 and 1,925,475
    units outstanding at June 30, 1998 and
    December 31, 1997, respectively                        22,700        23,227

   Unrealized gains on available-for-sale securities           85             4
                                                      -----------   -----------

   Total Partners' Capital                                 22,763        23,193
                                                      -----------   -----------

     Total Liabilities and Partners' Capital          $    23,790   $    24,077
                                                      ===========   ===========



        The accompanying notes are an integral part of these statements.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)


                                             Three Months Ended Six Months Ended
                                                   June 30,         June 30,
                                                1998     1997     1998   1997
                                                ----     ----     ----   ----
INCOME

   Rental income                                $  359  $  405  $  784  $  878
   Earned income, financing leases                 369     557     777   1,147
   Equity in earnings from joint ventures, net     118      52     176     146
   Interest income, notes receivable               239     143     506     334
   Gain on sale of equipment                        69     103     151      83
   Other income                                    111     116     203     172
                                                ------  ------  ------  ------

     Total Income                                1,265   1,376   2,597   2,760
                                                ------  ------  ------  ------

EXPENSES

   Depreciation                                     62     130     207     273
   Amortization of acquisition fees                 64      71     126     164
   Lease related operating expenses                 21      18      33      47
   Management fees to General Partner               92     101     183     220
   Reimbursed administrative costs
     to General Partner                             83      92     156     182
   Provision for losses on receivables              87     141     156     141
   Legal expense                                    59      41     109      76
   General and administrative expenses              38      33      76      63
                                                ------  ------  ------  ------

     Total Expenses                                506     627   1,046   1,166
                                                ------  ------  ------  ------

NET INCOME                                      $  759  $  749  $1,551  $1,594
                                                ======  ======  ======  ======


NET INCOME PER LIMITED
   PARTNERSHIP UNIT                             $  .38  $  .37  $  .77  $  .78
                                                ======  ======  ======  ======

DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT                             $  .50  $  .50  $ 1.00  $ 1.00
                                                ======  ======  ======  ======

ALLOCATION OF NET INCOME:
  General Partner                               $   37  $   38  $   75  $   76
  Limited Partners                                 722     711   1,476   1,518
                                                ------  ------  ------  ------

                                                $  759  $  749  $1,551  $1,594
                                                ======  ======  ======  ======



        The accompanying notes are an integral part of these statements.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                           Six Months Ended
                                                                June 30,
                                                            1998       1997
                                                            ----       ----
Operating Activities:
   Net income                                            $ 1,551    $ 1,594

   Adjustments  to  reconcile  net  income  to net
     cash provided by operating activities:
     Depreciation                                            207        273
     Amortization of acquisition fees                        126        164
     Gain on sale of equipment                              (151)       (83)
     Gain on sale of securities                               (1)       (20)
     Equity in earnings from joint ventures, net            (176)      (146)
     Provision for early termination, financing leases        77         97
     Provision for losses on notes receivable                 79         44
     Decrease (increase) in accounts receivable              225       (123)
     Increase (decrease) in accounts payable and
      accrued expenses                                        48       (255)
     Increase (decrease) in other assets                      (1)        57
                                                         -------    -------

Net cash provided by operating activities                  1,984      1,602
                                                         -------    -------

Investing Activities:
     Principal payments, financing leases                  2,901      3,768
     Principal payments, notes receivable                    941      1,010
     Proceeds from sale of equipment                         204        155
     Proceeds from sale of securities                          1         20
     Distributions from joint ventures                       317        796
     Investment in financing leases                       (2,578)    (1,264)
     Investment in notes receivable                       (3,332)    (1,988)
     Payment of acquisition fees                             (82)       (76)
                                                         -------    -------

Net cash provided (used) by investing activities          (1,628)     2,421
                                                         -------    -------

Financing Activities:
     Redemptions of capital                                  (80)      (133)
     Distributions to partners                            (1,982)    (2,005)
                                                         -------    -------

Net cash used by financing activities                     (2,062)    (2,138)
                                                         -------    -------

Increase (decrease) in cash and cash equivalents          (1,706)     1,885

Cash and cash equivalents, beginning of period             5,087      3,140
                                                         -------    -------

Cash and cash equivalents, end of period                 $ 3,381    $ 5,025
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

     The Partnership Agreement stipulates the methods by which income will be allocated to the General Partner and the limited partners. Such allocations will be made using income or loss calculated under Generally Accepted Accounting Principles for book purposes, which varies from income or loss calculated for tax purposes.

     The calculation of items of income and loss for book and tax purposes may result in book basis capital accounts that vary from the tax basis capital accounts. The requirement to restore any deficit capital balances by the General Partner will be determined based on the tax basis capital accounts. At liquidation of the Partnership, the General Partner's remaining book basis capital account will be reduced to zero through the allocation of income or loss.

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

Note 4.    Notes Receivable.

     Impaired Notes Receivable. At June 30, 1998 the Partnership has investments in notes receivable, before allowance for losses, of $9,273,000 of which $359,000 is considered to be impaired. The Partnership has an allowance for losses of $447,000 as of June 30, 1998. The average recorded investment in impaired loans during the six months ended June 30, 1998 and 1997 was approximately $360,000 and $36,000, respectively.

     The activity in the allowance for losses on notes receivable during the six months ended June 30, is as follows:

                                           1998            1997
                                           ----            ----
                                          (Amounts In Thousands)

         Beginning balance                $ 368           $ 124
             Provision for losses            79              44
             Write downs                     -               -
                                          -----           -----
         Ending balance                   $ 447           $ 168
                                          =====           =====

Note 5.      Net Income (Loss) and Distributions per Limited Partnership Unit.

     Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions and the weighted average number of units outstanding of 1,922,126 and 1,943,523 for the six months ended June 30, 1998 and 1997 respectively. For purposes of allocating income (loss) to each individual partner, the Partnership allocates net income
(loss) based upon each respective limited partner's net capital contributions.

Note 6.      Investment in Joint Ventures.

Equipment Joint Venture

     The aggregate combined financial information of the equipment joint ventures is presented as follows:

                                        June 30,              December 31,
                                          1998                    1997
                                          ----                    ----
                                             (Amounts in Thousands)

     Assets                              $ 314                   $ 730
     Liabilities                            78                     156
     Partners' Capital                     236                     574


                                   Three Months Ended       Six Months Ended
                                         June 30,               June 30,
                                    1998        1997        1998        1997
                                    ----        ----         ----        ----
                                             (Amounts in Thousands)

     Revenue                       $ 374       $ 237       $ 555       $ 582
     Expenses                         27          97          46         181
     Net Income                      347         140         509         401

Financing Joint Ventures

     The aggregate combined financial information of the financing joint ventures is presented as follows:

                                        June 30,              December 31,
                                          1998                    1997
                                          ----                    ----
                                             (Amounts in Thousands)

     Assets                              $ 680                   $ 803
     Liabilities                           141                     136
     Partners' Capital                     539                     667


                                  Three Months Ended         Six Months Ended
                                        June 30,                June 30,
                                   1998        1997          1998        1997
                                   ----        ----          ----        ----
                                             (Amounts in Thousands)

     Revenue                       $ 22        $ 33          $ 48        $ 68
     Expenses                         4           3             8          17
     Net Income                      18          30            40          51

Note 7.      Legal Proceedings.

     On October 28, 1997 a Class  Action  Complaint  was filed  against  Phoenix
Leasing Incorporated, Phoenix Leasing Associates, II and III L.P., Phoenix Securities Inc. and Phoenix American Incorporated (the "Companies") in California Superior Court for the County of Sacramento by eleven individuals on behalf of investors in Phoenix Leasing Cash Distribution Funds I through V (the "Partnerships"). The Companies were served with the Complaint on December 9, 1997. The Complaint seeks declaratory and other relief including accounting, receivership, imposition of constructive trust and judicial dissolution and winding up of the Partnerships, and damages based on fraud, breach of fidicuary duty and breach of contract by the Companies as general partners of the Partnerships. Plaintiffs are expected to serve an amended complaint on August 14, 1998. Discovery has not commenced. The Companies intend to vigorously defend the Complaint

     During the six months ended June 30, 1998, the Partnership recorded legal expenses of approximately $24,000 in connection with the above litigation as indemnification to the General Partner.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
        ------------------------------------------------------------------------
        of Operations.
        -------------

Results of Operations

     Phoenix Leasing Cash Distribution Fund V, L.P. (the "Partnership") reported net income of $759,000 and $1,551,000 during the three and six months ended June 30, 1998, respectively, as compared to net income of $749,000 and $1,594,000 during the three and six months ended June 30, 1997. Net income for the three and six months ended June 30, 1998 remained relatively the same as compared to the prior year.

     Total revenues decreased by $111,000 and $163,000 for the three and six months ended June 30, 1998, as compared to the same periods in 1997, primarily as a result of a decline in earned income from financing leases. Earned income from financing leases decreased by $188,000 and $370,000 during the three and six months ended June 30, 1998, as compared to the same periods in 1997, due to a decrease in the Partnership's investment in financing leases. The investment in financing leases was $10.4 million at June 30, 1998, as compared to $12.6 million at June 30, 1997. The investment in financing leases, as well as earned income from financing leases, will decrease over the lease term as the Partnership amortizes income over the life of the lease using the interest method. This decrease may be offset in part by a continuous investment of the excess cash flows of the Partnership in new leasing and financing transactions over the life of the Partnership. During the six months ended June 30, 1998, the Partnership made new investments in financing leases of $2.6 million, compared to $1.3 million during the six months ended June 30, 1997

     Partially offsetting this decrease in earned income for the three and six months ended June 30, 1998, compared to the same periods in 1997, is an increase in interest income from notes receivable of $96,000 and $172,000, respectively. This increase is attributable to new investments made in notes receivable during 1997 and 1998. During the six months ended June 30, 1998, the Partnership made new investments in notes receivable of $3.3 million, compared to $2 million during the six months ended June 30, 1997.

     The increase in earnings from joint ventures of $66,000 and $30,000 for the three and six months ended June 30, 1998, compared to the same periods in the previous year, also partially offset the decrease in earned income from financing leases. The increase in earnings from joint ventures for the three and six months ended June 30, 1998, compared to the same periods in 1997, is due to one equipment joint venture, in which the Partnership has an investment, recognizing a gain on sale of equipment as a result of the lessee exercising the option to purchase the equipment being leased.

     Total expenses for the three and six months ended June 30, 1998 decreased by $121,000 and $120,000, as compared to the same periods in the previous year. The decrease in the various items making up total expenses is primarily attributable to a reduction in the amount of equipment owned by the Partnership. At June 30, 1998, the Partnership owned equipment having an aggregate original cost of approximately $32.1 million, as compared to $38.1 million at June 30, 1997.

     The Partnership did experience an increase in provision for losses on receivables for the six months ended June 30, 1998, compared to the same period in 1997, as well as an increase in legal expense for both the three and six months ended June 30, 1998, compared to the same periods in the previous year. The increase in provision for losses is attributable to an increase in provision for losses on notes receivable.

     The increase in legal fees of $18,000 and $33,000 for both the three and six months ended June 30, 1998, respectively, as compared to the same periods in 1997, is a result of legal costs associated to a Class Action Complaint as further discussed on Note 7.

Liquidity and Capital Resources

     The  Partnership's   primary  source  of  liquidity  is  derived  from  its
contractual obligations with lessees for fixed lease terms at fixed rental amounts, and from payments of principal and interest on outstanding notes receivable. As the initial lease terms expire, the Partnership will re-lease the equipment or sell the equipment. The future liquidity of the Partnership will depend on the General Partner's success in collecting the contractual amounts owed, as well as re-leasing and selling the Partnership's equipment as it comes off lease.

     The cash generated from leasing and financing activities during the three and six months ended June 30, 1998 and 1997 was $5,826,000 and $6,380,000, respectively. The reduction in cash generated is attributable to a decline in payments from financing leases and notes receivable. Payments from financing leases decreased during 1998, compared to 1997, as a result of the Partnership's declining investment in financing leases. Payments from notes receivable for the six months ended June 30, 1997 included several payoffs. There were no significant payoffs received in 1998.

     The Partnership may reinvest the cash generated by operating and financing activities in new leasing and financing transactions over the life of the Partnership. During the six months ended June 30, 1998, the Partnership acquired new equipment leases of $2.6 million and new investments in notes receivable of $3.3 million, as compared to investments of $1.3 in equipment leases and $2 million in notes receivable during the same period in 1997.

     As of June 30, 1998, the Partnership owned equipment being held for lease with an original cost of $4,256,000 and a net book value of $208,000, compared to $4,118,000 and $146,000, respectively, at June 30, 1997. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's equipment as it becomes available.

     Distributions from joint ventures decreased by $479,000 during the six months ended June 30, 1998, compared to the same period in 1997. The decrease in distributions from joint ventures for the six months ended June 30, 1998, compared to the prior year, is attributable to a decline in the amount of cash available for distribution from one equipment joint venture as a result of a decrease in rental income and proceeds from sale of equipment.

     The cash distributed to partners for the six months ended June 30, 1998 was $1,982,000, as compared to $2,005,000 during the six months ended June 30, 1997. In accordance with the Partnership Agreement, the limited partners are entitled to 97% of the cash available for distribution and the General Partner is entitled to 3%. As a result, the limited partners received $1,923,000 and $1,945,000 in distributions during the six months ended June 30, 1998 and 1997, respectively. The cumulative distributions to the Limited Partners are $22,148,000 and $18,294,000 as of June 30, 1998 and 1997, respectively. The
General Partner received $59,000 and $60,000 in cash distributions for the six months ended June 30, 1998 and 1997, respectively. The Partnership anticipates making distributions to partners during 1998 at the same rate as 1997.

     As stated in the Partnership's prospectus, redemptions were at the discretion of the General Partner. It has become necessary to discontinue redemptions to assure that the Partnership does not have to change its distribution schedules due to unexpected redemptions and also to assure that it is able to reinvest lease proceeds to maximize returns for those investors who continue in the Partnership. No further redemptions in the Partnership will be permitted after July 31, 1998.

     The cash to be generated from leasing and financing operations is anticipated to be sufficient to meet the Partnership's continuing operational expenses.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.

                                  June 30, 1998

                           Part II. Other Information
                                    -----------------

Item 1.     Legal Proceedings.
            -----------------

            On October 28, 1997 a Class Action Complaint was filed against Phoenix Leasing Incorporated, Phoenix Leasing Associates, II and III L.P., Phoenix Securities Inc. and Phoenix American Incorporated (the "Companies") in California Superior Court for the County of Sacramento by eleven individuals on behalf of investors in Phoenix Leasing Cash Distribution Funds I through V (the "Partnerships"). The Companies were served with the Complaint on December 9, 1997. The Complaint seeks declaratory and other relief including accounting, receivership, imposition of constructive trust and judicial dissolution and winding up of the Partnerships, and damages based on fraud, breach of fidicuary duty and breach of contract by the Companies as general partners of the Partnerships. Plaintiffs are expected to serve an amended complaint on August 14, 1998. Discovery has not commenced. The Companies intend to vigorously defend the Complaint.

Item 2.     Changes in Securities.  Inapplicable
            ---------------------
Item 3.     Defaults Upon Senior Securities.  Inapplicable
            -------------------------------
Item 4.     Submission of Matters to a Vote of Securities Holders.  Inapplicable
            -----------------------------------------------------
Item 5.     Other Information.  Inapplicable
            -----------------
Item 6.     Exhibits and Reports on 8-K:
            ---------------------------
            a)   Exhibits:

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


                                PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P
                                ---------------------------------------------
                                                 (Registrant)

                                  BY:  PHOENIX LEASING ASSOCIATES II, L.P.
                                       a California limited partnership
                                       General Partner

                                       BY:  PHOENIX LEASING ASSOCIATES II, INC.
                                            a Nevada corporation
                                            General Partner


       Date                       Title                          Signature
       ----                       -----                          ---------


August 12, 1998          Senior Vice President              /S/ GARY W. MARTINEZ
--------------------     and a Director of                  --------------------
                         Phoenix Leasing Associates II,Inc. (Gary W. Martinez)


August 12, 1998          Chief Financial Officer,           /S/ HOWARD SOLOVEI
--------------------     Treasurer and a Director of        --------------------
                         Phoenix Leasing Associates II,Inc. (Howard Solovei)


August 12, 1998          Senior Vice President,             /S/ BRYANT J. TONG
--------------------     Financial Operations of            --------------------
                         (Principal Accounting Officer)     (Bryant J.Tong)
                         Phoenix Leasing Associates II, Inc.