Form 10QSB
period 1998-09-30
PHOENIX LEASING CASH DISTRIBUTION FUND V L P
filed 1998-11-12
CIK 867296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

  X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934

                For the quarterly period ended September 30, 1998

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

        Registrant's telephone number, including area code:(415) 485-4500
                                                           --------------

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

1,904,208 Units of Limited Partnership Interest were outstanding as of September 30, 1998.

Transitional small business disclosure format:

                               Yes        No X
                                  ---       ---

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                      September 30, December 31,
                                                           1998         1997
                                                           ----         ----
ASSETS
Cash and cash equivalents                              $  3,862      $  5,087

Accounts receivable (net of allowance for losses on
   accounts receivable of $190 and $220 at September
   30, 1998 and December 31, 1997, respectively)             75           264

Notes receivable (net of allowance for losses on notes
   receivable of $496 and $368 at September 30, 1998
   and December 31, 1997, respectively)                   9,564         6,514

Equipment on operating leases and held for lease (net
   of accumulated depreciation of $5,524 and $7,035 at
   September 30, 1998 and December 31, 1997,
   respectively)                                            247           293

Net investment in financing leases (net of allowance
   for early terminations of $436 and $341 at September
   30, 1998 and December 31, 1997, respectively)           8,712        10,974

Investment in joint ventures                                140           353

Capitalized acquisition fees (net of accumulated
   amortization of $2,536 and $2,326 at September 30,
   1998 and December 31, 1997, respectively)                575           550

Other assets                                                133            42
                                                       --------      --------
   Total Assets                                        $ 23,308      $ 24,077
                                                       ========      ========
LIABILITIES AND PARTNERS' CAPITAL

Liabilities
   Accounts payable and accrued expenses               $  1,032      $    884
                                                       --------      --------
     Total Liabilities                                    1,032           884
                                                       --------      --------
Partners' Capital
   General Partner                                          (16)          (38)

   Limited Partners, 5,000,000  units authorized,
     2,045,838 units issued, 1,904,208 and 1,925,475
     units outstanding at September 30, 1998 and
     December 31, 1997, respectively                     22,256        23,227

   Unrealized gains on available-for-sale securities         36             4
                                                       --------      --------
   Total Partners' Capital                               22,276        23,193
                                                       --------      --------
     Total Liabilities and Partners' Capital           $ 23,308      $ 24,077
                                                       ========      ========

        The accompanying notes are an integral part of these statements.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                            Three Months Ended Nine Months Ended
                                               September 30,     September 30,
                                               1998     1997     1998     1997
                                               ----     ----     ----     ----
INCOME

   Rental income                              $  353  $  453     $1,288  $1,414
   Earned income, financing leases               327     486      1,104   1,633
   Equity in earnings from joint ventures,
     net                                          45      56        221     201
   Interest income, notes receivable             443     209        949     543
   Other income                                   77      77        280     250
                                              ------  ------     ------  ------

     Total Income                              1,245   1,281      3,842   4,041
                                              ------  ------     ------  ------

EXPENSES

   Depreciation                                  112     146        319     419
   Amortization of acquisition fees               84      76        210     240
   Lease related operating expenses               18      23         51      70
   Management fees to General Partner            113     104        296     324
   Reimbursed administrative costs
     to General Partner                           62      76        218     258
   Provision for losses on receivables            83      76        239     217
   Legal expense                                  39      99        148     175
   General and administrative expenses            22      24         99      87
                                              ------  ------     ------  ------

     Total Expenses                              533     624      1,580   1,790
                                              ------  ------     ------  ------

NET INCOME                                    $  712  $  657     $2,262  $2,251
                                              ======  ======     ======  ======

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                           $  .35  $  .32     $ 1.12  $ 1.10
                                              ======  ======     ======  ======

DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT                           $  .50  $  .50     $ 1.50  $ 1.50
                                              ======  ======     ======  ======

ALLOCATION OF NET INCOME:
     General Partner                          $   37  $   36     $  111  $  112
     Limited Partners                            675     621      2,151   2,139
                                              ------  ------     ------  ------

                                              $  712  $  657     $2,262  $2,251
                                              ======  ======     ======  ======
        The accompanying notes are an integral part of these statements.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                             Nine Months Ended
                                                               September 30,
                                                             1998         1997
                                                             ----         ----
Operating Activities:
--------------------
   Net income                                               $ 2,262     $ 2,251

   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation                                             319         419
       Amortization of acquisition fees                         210         240
       Gain on sale of equipment                                (80)       (121)
       Gain on sale of securities                                (1)        (20)
       Equity in earnings from joint ventures, net             (221)       (201)
       Provision for early termination, financing
         leases                                                 111         142
       Provision for losses on notes receivable                 128          74
       Provision for losses on accounts receivable             --             1
       Decrease (increase) in accounts receivable               189         (27)
       Increase (decrease) in accounts payable and
         accrued expenses                                       172        (185)
       Decrease (increase) in other assets                      (59)         59
                                                            -------     -------
Net cash provided by operating activities                     3,030       2,632
                                                            -------     -------
Investing Activities:
--------------------
     Principal payments, financing leases                     4,802       5,625
     Principal payments, notes receivable                     1,566       1,359
     Proceeds from sale of equipment                            230         304
     Proceeds from sale of securities                             1          20
     Distributions from joint ventures                          434       1,130
     Investment in financing leases                          (3,074)     (2,407)
     Investment in notes receivable                          (4,744)     (3,861)
     Payment of acquisition fees                               (259)        (97)
                                                            -------     -------
Net cash provided (used) by investing activities             (1,044)      2,073
                                                            -------     -------
Financing Activities:
--------------------
     Redemptions of capital                                    (241)       (193)
     Distributions to partners                               (2,970)     (3,001)
                                                            -------     -------
Net cash used by financing activities                        (3,211)     (3,194)
                                                            -------     -------

Increase (decrease) in cash and cash equivalents             (1,225)      1,511

Cash and cash equivalents, beginning of period                5,087       3,140
                                                            -------     -------

Cash and cash equivalents, end of period                    $ 3,862     $ 4,651
                                                            =======     =======

        The accompanying notes are an integral part of these statements.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.    General.
           -------

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

Note 2.    Reclassification.
           ----------------

     Reclassification - Certain 1997 amounts have been reclassified to conform to the 1998 presentation.

Note 3.    Income Taxes.
           ------------

     Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the financial statements of the Partnership.

Note 4.    Notes Receivable.
           ----------------

     Impaired Notes Receivable. At September 30, 1998, the Partnership has investments in notes receivable, before allowance for losses, of $10,060,000 of which $382,000 considered to be impaired. The Partnership has an allowance for losses of $496,000 as of September 30, 1998. The average recorded investment in impaired loans during the nine months ended September 30, 1998 and 1997 was approximately $367,000 and $24,000, respectively.

     The activity in the allowance for losses on notes receivable during the nine months ended September 30, is as follows:

                                                       1998       1997
                                                       ----       ----
                                                    (Amounts In Thousands)

         Beginning balance                            $ 368      $ 124
              Provision for losses                      128         74
              Write downs                              --          (64)
                                                      -----      -----
         Ending balance                               $ 496      $ 134
                                                      =====      =====

Note 5.  Net Income (Loss) and Distributions per Limited Partnership Unit.
         ----------------------------------------------------------------

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions and the weighted average number of units outstanding of 1,918,566 and 1,939,294 for the nine months ended September 30, 1998 and 1997 respectively. For purposes of allocating income (loss) to each individual partner, the Partnership allocates net income (loss) based upon each respective limited partner's net capital contributions.

Note 6.  Investment in Joint Ventures.
         ----------------------------

Equipment Joint Venture
-----------------------

         The aggregate combined financial information of the equipment joint ventures is presented as follows:


                                                  September 30, December 31,
                                                      1998          1997
                                                      ----          ----
                                                    (Amounts in Thousands)

         Assets                                       $147          $730
         Liabilities                                    78           156
         Partners' Capital                              69           574


                                   Three Months Ended   Nine Months Ended
                                      September 30,       September 30,
                                     1998      1997      1998      1997
                                     ----      ----      ----      ----
                                           (Amounts in Thousands)

         Revenue                     $133      $320      $689      $903
         Expenses                       8       173        55       355
         Net Income                   125       147       634       548

Financing Joint Ventures
------------------------

         The aggregate combined financial information of the financing joint ventures is presented as follows:

                                                  September 30, December 31,
                                                      1998         1997
                                                      ----         ----
                                                    (Amounts in Thousands)

         Assets                                       $613         $803
         Liabilities                                   143          136
         Partners' Capital                             470          667

                                     Three Months Ended  Nine Months Ended
                                        September 30,      September 30,
                                        1998     1997      1998     1997
                                        ----     ----      ----     ----
                                             (Amounts in Thousands)

         Revenue                         $20      $31      $68      $99
         Expenses                          5        4       13       21
         Net Income                       15       27       55       78

  Note 7.      Legal Proceedings.
               -----------------

         On October 28, 1997, a Class Action Complaint was filed against Phoenix Leasing Incorporated, Phoenix Leasing Associates, II and III LP., Phoenix Securities Inc. and Phoenix American Incorporated (the "Companies") in California Superior Court for the County of Sacramento by eleven individuals on behalf of investors in Phoenix Leasing Cash Distribution Funds I through V (the "Partnerships"). The Companies were served with the Complaint on December 9, 1997. The Complaint seeks declaratory and other relief including accounting, receivership, imposition of a constructive trust and judicial dissolution and winding up of the Partnerships, and damages based on fraud, breach of fiduciary duty and breach of contract by the Companies as general partners of the Partnerships. Discovery has not commenced. The Companies intend to vigorously defend the Complaint.

         Plaintiffs severed one cause of action from the Complaint, a claim related to the marketing and sale of CDF V, and transferred it to Marin County Superior Court (the "Marin Action"). Plaintiffs subsequently amended the Marin Action on August 14, 1998. On October 23, 1998, the Companies filed a demurrer to the Marin Action, seeking its dismissal. Discovery has not commenced. The Companies intend to vigorously defend the Complaint.

         During the nine months ended September 30, 1998, the Partnerships recorded legal expenses of approximately $34,000 in connection with the above litigation as indemnification to the General Partner.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.

  Item 2.     Management's Discussion and Analysis of Financial Condition and
              ---------------------------------------------------------------
              Results of Operations.
              ---------------------

  Results of Operations

         Phoenix Leasing Cash Distribution Fund V, L.P. (the "Partnership") reported net income of $712,000 and $2,262,000 during the three and nine months ended September 30, 1998, respectively, as compared to net income of $657,000 and $2,251,000 during the three and nine months ended September 30, 1997, respectively. Net income for the three and nine months ended September 30, 1998 increased slightly as compared to the same periods in the prior year as a result of an increase in interest income from notes receivable.

         Total income decreased by $36,000 and $199,000 for the three and nine months ended September 30, 1998, respectively, as compared to the same periods in 1997, primarily as a result of a decline in earned income from financing leases. Earned income from financing leases decreased by $159,000 and $529,000 during the three and nine months ended September 30, 1998, as compared to the same periods in 1997, due to a decrease in the Partnership's investment in financing leases. The investment in financing leases is $8.7 million at September 30, 1998, as compared to $11.6 million at September 30, 1997. The investment in financing leases, as well as earned income from financing leases, will decrease over the lease term as the Partnership amortizes income over the life of the lease using the interest method. This decrease may be offset in part by a continuous investment of the excess cash flows of the Partnership in new leasing and financing transactions over the life of the Partnership. During the nine months ended September 30, 1998, the Partnership made new investments in financing leases of $3.1 million, compared to $2.4 million during the nine months ended September 30, 1997.

         Another factor contributing to the decrease in total income is the decline in rental income of $100,000 and $126,000 for the three and nine months ended September 30, 1998 compared to the same periods in the previous year. The decrease in rental income is attributable to a decrease in the amount of equipment owned. At September 30, 1998, the Partnership owned equipment with an aggregate original cost of approximately $29.5 million, as compared to $37.2 million at September 30, 1997.

         Partially offsetting the decreases in earned income from financing leases and rental income for the three and nine months ended September 30, 1998, compared to the same periods in 1997, is an increase in interest income from notes receivable of $234,000 and $406,000, respectively. This increase is attributable to new investments made in notes receivable during 1997 and 1998.
During the nine months ended September 30, 1998, the Partnership made new investments in notes receivable of $4.7 million, compared to $3.9 million during the nine months ended September 30, 1997.

         Total expenses for the three and nine months ended September 30, 1998 decreased by $91,000 and $210,000, as compared to the same periods in the previous year. The decrease in the various items making up total expenses is primarily attributable to a reduction in the amount of equipment owned by the Partnership.

         The Partnership did experience an increase in provision for losses on receivables for the three and nine months ended September 30, 1998, compared to the same periods in 1997. The increase in provision for losses is attributable to an increase in provision for losses on notes receivable resulting from the Partnership's increased investment in notes receivable.

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

         The cash generated from leasing and financing activities during the three and nine months ended September 30, 1998 and 1997 was $9,398,000 and $9,616,000, respectively. The reduction in cash generated is attributable to a decline in payments from financing leases. Payments from financing leases decreased during 1998, compared to 1997, as a result of the Partnership's declining investment in financing leases.

         The Partnership may reinvest the cash generated by operating and financing activities in new leasing and financing transactions over the life of the Partnership. During the nine months ended September 30, 1998, the Partnership acquired new equipment leases of $3.1 million and new investments in notes receivable of $4.7 million, as compared to investments of $2.4 million in equipment leases and $3.9 million in notes receivable during the same period in 1997.

         As of September 30, 1998, the Partnership owned equipment being held for lease with an original cost of $4,229,000 and a net book value of $242,000, compared to $4,088,000 and $135,000, respectively, at September 30, 1997. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's equipment as it becomes available.

         Distributions from joint ventures decreased by $696,000 during the nine months ended September 30, 1998, compared to the same period in 1997. The decrease in distributions from joint ventures for the nine months ended September 30, 1998, compared to the prior year, is attributable to a decline in the amount of cash available for distribution from one equipment joint venture as a result of a decrease in rental income and proceeds from sale of equipment.

         The cash distributed to partners for the nine months ended September 30, 1998 was $2,970,000, as compared to $3,001,000 during the nine months ended September 30, 1997. In accordance with the Partnership Agreement, the limited partners are entitled to 97% of the cash available for distribution and the General Partner is entitled to 3%. As a result, the limited partners received $2,881,000 and $2,911,000 in distributions during the nine months ended September 30, 1998 and 1997, respectively. The cumulative distributions to the Limited Partners are $23,106,000 and $19,261,000 as of September 30, 1998 and 1997, respectively. The General Partner received $89,000 and $90,000 in cash distributions for the nine months ended September 30, 1998 and 1997, respectively. The Partnership anticipates making distributions to partners during 1998 at the same rate as 1997.

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

Impact of the Year 2000 Issue

         The "Year 2000 problem" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computers and computer programs do not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, many computer applications could fail or create erroneous results.

         The General Partner has performed an assessment of the computer programs used to conduct the business of the Partnership that are subject to Year 2000 risk. The General Partner and its affiliates are currently in the process of testing, upgrading, modifying and replacing existing computer programs that have been determined not to be Year 2000 compliant. It is estimated that this project will be completed in mid 1999. However, if this project is not completed in a timely matter, the Year 2000 issue could have a material impact on the Partnership's operations. The costs of these changes are being incurred by the General Partner or its affiliates. Costs incurred by the Partnership will be expensed as incurred and are not currently anticipated to be material to the Partnership's financial position or results of operations. The General Partner currently does not have a contingency plan, but will continue to evaluate the need for such plan as systems and programs are tested.

         The Partnership's customers consist of lessees and borrowers. The Partnership does not have exposure to any individual customer that would materially impact the Partnership should the customer experience a significant Year 2000 problem.

         The assessments of the risks and costs of the Year 2000 issue are based on management's best estimates. However, there can be no guarantee that these estimates will be achieved and the actual results could differ materially from those estimates.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.

                               September 30, 1998

                           Part II. Other Information.
                                    -----------------


Item 1. Legal Proceedings.
          -----------------

         On October 28, 1997, a Class Action Complaint was filed against Phoenix Leasing Incorporated, Phoenix Leasing Associates, II and III LP., Phoenix Securities Inc. and Phoenix American Incorporated (the "Companies") in California Superior Court for the County of Sacramento by eleven individuals on behalf of investors in Phoenix Leasing Cash Distribution Funds I through V (the "Partnerships"). The Companies were served with the Complaint on December 9, 1997. The Complaint seeks declaratory and other relief including accounting, receivership, imposition of a constructive trust and judicial dissolution and winding up of the Partnerships, and damages based on fraud, breach of fiduciary duty and breach of contract by the Companies as general partners of the Partnerships. Discovery has not commenced. The Companies intend to vigorously defend the Complaint.

         Plaintiffs severed one cause of action from the Complaint, a claim related to the marketing and sale of CDF V, and transferred it to Marin County Superior Court (the "Marin Action"). Plaintiffs subsequently amended the Marin Action on August 14, 1998. On October 23, 1998, the Companies filed a demurrer to the Marin Action, seeking its dismissal. Discovery has not commenced. The Companies intend to vigorously defend the Complaint.

         During the nine months ended September 30, 1998, the Partnerships recorded legal expenses of approximately $34,000 in connection with the above litigation as indemnification to the General Partner.

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


                                PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P
                                ---------------------------------------------
                                                 (Registrant)

                                  BY:  PHOENIX LEASING ASSOCIATES II, L.P.
                                       a California limited partnership,
                                       General Partner

                                       BY:  PHOENIX LEASING ASSOCIATES II, INC.
                                            a Nevada corporation,
                                            General Partner


       Date                       Title                          Signature
       ----                       -----                          ---------


November 11, 1998        Senior Vice President              /S/ GARY W. MARTINEZ
--------------------     and a Director of                  --------------------
                         Phoenix Leasing Associates II,Inc. (Gary W. Martinez)


November 11, 1998        Chief Financial Officer,           /S/ HOWARD SOLOVEI
--------------------     Treasurer and a Director of        --------------------
                         Phoenix Leasing Associates II, Inc.(Howard Solovei)


November 11, 1998        Senior Vice President,             /S/ BRYANT J. TONG
--------------------     Financial Operations of            --------------------
                         (Principal Accounting Officer)     (Bryant J.Tong)
                         Phoenix Leasing Associates II, Inc.