Form 10KSB
period 1998-12-31
PHOENIX LEASING CASH DISTRIBUTION FUND V L P
filed 1999-03-25
CIK 867296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                  ------------

                                   FORM 10-KSB

  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE
------ ACT OF 1934

For the fiscal year ended December 31, 1998      Commission File Number 0-20133


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

                               Yes   X   No
                                   -----    -----

The Registrant's revenue for its most recent fiscal year was $5,353,000.

As of December 31, 1998, 1,902,708 Units of Limited Partnership interest were outstanding. No market exists for the Units of Partnership interest and therefore there exists no aggregate market value at December 31, 1998.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format:

                               Yes       No   X
                                   -----    -----

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.

                         1998 FORM 10-KSB ANNUAL REPORT


                                TABLE OF CONTENTS


                                                                            Page

                                     PART I

Item 1.     Business........................................................  3
Item 2.     Properties......................................................  4
Item 3.     Legal Proceedings...............................................  4
Item 4.     Submission of Matters to a Vote of Security Holders.............  5


                                     PART II

Item 5.     Market for the Registrant's Securities and Related Security
              Holder Matters................................................  5
Item 6.     Management's Discussion and Analysis of Financial Condition and
              Results of Operations.........................................  6
Item 7.     Financial Statements............................................  9
Item 8.     Disagreements on Accounting and Financial Disclosure Matters.... 23


                                    PART III

Item 9 .    Directors and Executive Officers of the Registrant.............. 23
Item 10.    Executive Compensation.......................................... 24
Item 11.    Security Ownership of Certain Beneficial Owners and Management.. 25
Item 12.    Certain Relationships and Related Transactions.................. 25


                                     PART IV

Item 13.    Exhibits, Financial Statement Schedules and Reports on Form 8-K. 25


Signatures.................................................................. 26

                                     PART I
Item 1.       Business.
              --------

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

         From the initial formation of the Partnership through December 31, 1998, the total investments in equipment leases, investments in joint ventures and financing transactions (loans) approximate $105,293,340. The average initial firm term of contractual payments from equipment subject to lease was 46.80 months, and the average initial net monthly payment rate as a percentage of the original purchase price was 2.97%. The average initial firm term of contractual payments from loans was 52.22 months.

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

Narrative Description of Business.

         The Partnership has acquired and intends to acquire and lease equipment pursuant to either "Operating" leases or "Financing" leases. At December 31, 1998, approximately 99% of the leased assets owned by the Partnership was classified as Financing leases. The Partnership has also provided and intends to provide financing secured by assets in the form of notes receivable. Operating leases are generally short-term leases under which the lessor will receive aggregate rental payments in an amount that is less than the purchase price of the equipment. Financing leases are generally for a longer term under which the noncancellable rental payments due during the initial term of the lease are at least sufficient to recover the purchase price of the equipment.

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

Other.

         A brief description of the type of assets in which the Partnership has invested through December 31, 1998, together with information concerning the uses of assets is set forth in Item 2.

Item 2.       Properties.
              ----------

         The Partnership is engaged in the equipment leasing and financing industry and as such, does not own or operate any principal plants, mines or real property. The primary assets held by the Partnership are its investments in leases and loans, either directly or through its investment in joint ventures, to businesses located throughout the United States.

         As of December 31, 1998, the Partnership owns equipment and has outstanding loans to borrowers with an aggregate original cost of $38,716,000. The following table summarizes the type of equipment owned or financed by the Partnership, including its pro rata interest in joint ventures, at December 31, 1998.

                                                                   Percentage of
                Asset Types                    Purchase Price(1)    Total Assets
                -----------                    -----------------   -------------
                                             (Amounts in Thousands)

Furniture and Fixtures                             $ 8,062              21%
Capital Equipment Leased to Emerging Growth
  Companies                                          7,015              18
Computer Peripherals                                 4,420              11
Financing of Emerging Growth Companies               5,637              14
Financing of Other Businesses                        8,171              21
Small Computer Systems                               3,319               9
Telecommunications                                   1,076               3
Miscellaneous                                        1,016               3
                                                   -------             ---

 TOTAL                                             $38,716             100%
                                                   =======             ===

(1) These amounts include the Partnership's pro rata interest in equipment joint ventures of $1,537,000, financing joint ventures of $290,000, cost of equipment on financing leases of $15,122,000 and original cost of outstanding loans of $13,518,000 at December 31, 1998.

Item 3.       Legal Proceedings.
              -----------------

     The Registrant is not a party to any pending legal proceedings which would have a material impact on its financial position.

Item 4.       Submission of Matters to a Vote of Security Holders.
              ---------------------------------------------------

     No matters were submitted to a vote of Limited Partners, through the solicitation of proxies or otherwise, during the year covered by this report.


                                     PART II

Item 5.       Market for the Registrant's Securities and Related Security Holder
              ------------------------------------------------------------------
              Matters.
              -------

     (a) The Registrant's limited partnership interests are not publicly traded. There is no market for the Registrant's limited partnership interests and it is unlikely that any will develop.

     (b) Approximate number of equity security investments:

                                                   Number of Unit Holders
                     Title of Class                as of December 31, 1998
              ----------------------------         -----------------------

              Limited Partners                               2,291
              General Partner                                    1

Item 6.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         -------------

Results of Operations

         Phoenix Leasing Cash Distribution Fund V, L.P. (the Partnership) reported net income of $3,234,000 and $3,917,000 during the years ended December 31, 1998 and 1997, respectively. The decrease in net income for the year ended December 31, 1998, compared to 1997, is attributable to a decrease in gain on sale of securities.

         Total revenues decreased by $1,274,000 for the year ended December 31, 1998, compared to the prior year. The decrease in total revenues in 1998 is due primarily to decreases in gain on sale of securities as well as earned income from financing leases. These increases were partially offset by an increase in interest income from notes receivable.

         The Partnership reported a gain on sale of securities of $1,000 for the year ended December 31, 1998, compared to $1,255,000 in 1997. The securities sold for both 1998 and 1997 consisted of common stock received through the exercise of stock warrants granted to the Partnership as part of financing agreements with emerging growth companies that are publicly traded. The Partnership received proceeds of $1,000 and $1,255,000 from the sale of these securities during the year ended December 31, 1998 and 1997, respectively. In addition, at December 31, 1998, the Partnership owns shares of stock and stock warrants in emerging growth companies that are publicly traded with an unrealized gain of approximately $123,000 compared to $4,000 at December 31, 1997. These stock warrants contain certain restrictions, but are generally exercisable within one year.

         The decrease in earned income from financing leases of $498,000 for the year ended December 31, 1998, compared to the prior year, is a result of a decline in the Partnership's investment in financing leases. At December 31, 1998, the Partnership had a net investment in financing leases of $7.7 million, compared to $11 million at December 31, 1997. The investment in financing leases, as well as earned income from financing leases, will decrease over the lease term as the Partnership amortizes income over the life of the lease using the interest method. This decrease will be offset in part by a continuous investment of the excess cash flows of the Partnership in new leasing transactions over the life of the Partnership. During 1998, the Partnership made new investments in financing leases of $3.7 million, compared to $3.8 million during 1997.

         The above decreases in revenue were partially offset by the increase in interest income from notes receivable of $561,000 for the year ended December 31, 1998, compared to 1997, which is attributable to new investments made in notes receivable during 1997 and 1998. The Partnership made new investments in notes receivable of $5.4 million and $5.2 million for the years ended December 31, 1998 and 1997, respectively.

         Total expenses decreased by $591,000 for the year ended December 31, 1998, compared to the prior year. The decrease in the various items making up total expenses is primarily attributable to a reduction in the amount of equipment owned by the Partnership.

         Inflation affects the Partnership in relation to the current cost of equipment placed on lease and the residual values realized when the equipment comes off-lease and is sold. During the last several years inflation has been low, thereby having very little impact upon the investments of the Partnership.

Liquidity and Capital Resources

         The Partnership's primary source of liquidity comes from contractual obligations with lessees and borrowers for fixed terms at fixed payment amounts. The future liquidity of the Partnership is dependent upon the payment of the Partnership's contractual obligations from its lessees and borrowers. As the initial lease terms of the Partnership's short term operating leases expire, the Partnership will re-lease or sell the equipment as it becomes available. The future liquidity of the Partnership will depend upon the General Partner's success in collecting the contractual amounts owed, as well as re-leasing and selling the Partnership's equipment when the lease terms expire.

         The Partnership reported net cash generated by operating activities of $3,857,000 for the year ended December 31, 1998, as compared to $3,238,000 during 1997. The increase in net cash generated by operating activities, compared to the previous year was attributable to the receipt of outstanding lease receivables as well as an increase in the amount of lessee deposits being held by the Partnership.

         The net cash generated by investing activities was $102,000 during the year ended December 31, 1998, compared to $2,930,000 during the year ended

December 31, 1997. This decrease during the year ended December 31, 1998, compared to 1997 is primarily due to the decline in proceeds from the sale of securities and a decline in distributions from joint ventures. As previously discussed, the Partnership exercised and sold stock warrants during the year ended December 31, 1998 and 1997. As a result, the Partnership received proceeds from the sale of these securities of $1,000 and $1,255,000 for the year ended December 31, 1998 and 1997, respectively.

         Distributions from joint ventures for the year ended December 31, 1998 were $479,000 compared to $1,402,000 for 1997. The decrease in distributions from joint ventures for the year ended December 31, 1998, compared to the prior year, is attributable to a decline in the amount of cash available for distributions from one equipment joint venture as a result of a decrease in rental income and proceeds from sale of equipment.

         As of December 31, 1998, the Partnership owned equipment being held for lease with an original cost of $3,976,000 and a net book value of $51,000, compared to $4,347,000 and $233,000, respectively, at December 31, 1997. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's equipment as it becomes available.

         The Partnership received proceeds from the sale of equipment of $514,000 for the year ended December 31, 1998, compared to $337,000 for 1997. The increase in proceeds for the year ended December 31, 1998, compared to 1997, is a result of increased sales activity during 1998 compared to 1997. The Partnership sold equipment with an aggregate original cost of $15.7 million during 1998, compared to $9.2 million during 1997.

         The cash distributed to partners for the year ended December 31, 1998 was $3,953,000, as compared to $3,996,000 during the year ended December 31, 1997. In accordance with the Partnership Agreement, the Limited Partners are entitled to 97% of the cash available for distribution and the General Partner is entitled to 3%. As a result, the limited partners received $3,834,000 and $3,876,000 in distributions during the year ended December 31, 1998 and 1997, respectively. The cumulative distributions to the Limited Partners were $24,060,000 and $20,225,000 as of December 31, 1998 and 1997, respectively. The
General Partner received $119,000 and $120,000 in cash distributions for the year ended December 31, 1998 and 1997, respectively. The Partnership anticipates making distributions to partners during 1999 at a higher rate than in 1998.

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

         Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results could differ from those anticipated by some of the statements made above. Limited Partners are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) the Partnership's plans are subject to change at any time at the discretion of the General Partner of the Partnership, (ii) future technological developments in the industry in which the Partnership operates, (iii) competitive pressure on pricing or services, (iv) substantial customer defaults or cancellations, (v) changes in business conditions and the general economy, (vi) changes in government regulations affecting the Partnership's core businesses and (vii) the ability of the Partnership to sell its remaining assets .

Impact of the Year 2000 Issue

         The General Partner has appointed ReSource/Phoenix, Inc. an affiliate of the General Partner, to manage its Year 2000 project.

         Resource/Phoenix has a Year 2000 project plan in place and a "Y2K Project Team" has been appointed. If the Year 2000 project is not completed in a timely manner, the Year 2000 issue could have a material impact on the Partnership's operations. The Y2K Project Team, however, has identified Y2K risks and issues and the remediation procedures which need to be implemented. The Y2K Project Team has budgeted for the necessary changes, built contingency plans, and has progressed along the scheduled timelines.

         Installation of any remediation changes to software and hardware is planned to be completed by June 30, 1999.

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

                          Item 7. FINANCIAL STATEMENTS
                                  --------------------

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                 ----------------------------------------------

                          YEAR ENDED DECEMBER 31, 1998
                          ----------------------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Partners of Phoenix Leasing Cash Distribution Fund V, L.P.:

We have audited the accompanying balance sheet of Phoenix Leasing Cash Distribution Fund V, L.P. (a California limited partnership) as of December 31, 1998 and the related statements of operations and comprehensive income, partners' capital and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Phoenix Leasing Cash Distribution Fund V, L.P. as of December 31, 1998, and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.

                                                             ARTHUR ANDERSEN LLP


San Francisco, California,
  January 22, 1999

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                                  BALANCE SHEET
                 (Amounts in Thousands Except for Unit Amounts)

                                                               December 31, 1998
                                                               -----------------
ASSETS

Cash and cash equivalents                                           $  4,834

Accounts receivable (net of allowance for losses on accounts
   receivable of $176)                                                   178

Notes receivable (net of allowance for losses on notes receivable
   of $595)                                                            9,646

Equipment on operating leases and held for lease (net of
   accumulated depreciation of $5,419)                                    51

Net investment in financing leases (net of allowance for early
   terminations of $345)                                               7,654

Investment in joint ventures                                             122

Capitalized acquisition fees (net of accumulated amortization
   of $2,612)                                                            538

Other assets                                                             194
                                                                    --------

     Total Assets                                                   $ 23,217
                                                                    ========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

   Accounts payable and accrued expenses                            $    883
                                                                    --------

     Total Liabilities                                                   883
                                                                    --------

Partners' Capital:

   General Partner                                                        (7)

   Limited Partners, 5,000,000 units authorized, 2,045,838
     units issued and 1,902,708 units outstanding                     22,218

   Accumulated other comprehensive income                                123
                                                                    --------

     Total Partners' Capital                                          22,334
                                                                    --------

     Total Liabilities and Partners' Capital                        $ 23,217
                                                                    ========

        The accompanying notes are an integral part of these statements.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               (Amounts in Thousands Except for Per Unit Amounts)

                                                For the Years Ended December 31,
                                                          1998     1997
                                                          ----     ----
INCOME

   Rental income                                        $ 1,890  $ 1,879
   Earned income, financing leases                        1,541    2,039
   Interest income, notes receivable                      1,332      771
   Equity in earnings from joint ventures, net              248      372
   Gain on sale of securities                                 1    1,255
   Other income                                             341      311
                                                        -------  -------

     Total Income                                         5,353    6,627
                                                        -------  -------

EXPENSES

   Depreciation                                             419      565
   Amortization of acquisition fees                         285      311
   Lease related operating expenses                          49       90
   Management fees to General Partner                       407      459
   Reimbursed administrative costs to General Partner       276      333
   Provision for losses on receivables                      368      609
   Legal expense                                            181      219
   General and administrative expenses                      134      124
                                                        -------  -------

     Total Expenses                                       2,119    2,710
                                                        -------  -------

NET INCOME                                                3,234    3,917

Other comprehensive income:
   Unrealized gains on securities:
     Unrealized holding gains arising during period         120      890
     Less:  reclassification adjustment for gains
       included in net income                                (1)  (1,255)
                                                        -------  -------

Other comprehensive income                                  119     (365)
                                                        -------  -------

COMPREHENSIVE INCOME                                    $ 3,353  $ 3,552
                                                        =======  =======


NET INCOME PER LIMITED PARTNERSHIP UNIT                 $  1.61  $  1.94
                                                        =======  =======

ALLOCATION OF NET INCOME:
   General Partner                                      $   150  $   158
   Limited Partners                                       3,084    3,759
                                                        -------  -------

                                                        $ 3,234  $ 3,917
                                                        =======  =======

        The accompanying notes are an integral part of these statements.

                                PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                                       STATEMENTS OF PARTNERS' CAPITAL
                                (Amounts in Thousands Except for Unit Amounts)


                                                                                      Accumulated
                                                General                                 Other
                                                Partner's     Limited Partners'      Comprehensive   Total
                                                 Amount      Units        Amount        Income       Amount
                                                ---------    -------------------     -------------   ------

Balance, December 31, 1996                    $      (76)   1,946,243   $   23,569   $      369   $   23,862

Net income                                           158         --          3,759         --          3,917

Distributions to partners ($2.00 per limited
   partnership unit)                                (120)        --         (3,876)        --         (3,996)

Redemptions of capital                              --        (20,768)        (225)        --           (225)

Other comprehensive income                          --           --           --           (365)        (365)
                                              ----------   ----------   ----------   ----------   ----------

Balance, December 31, 1997                           (38)   1,925,475       23,227            4       23,193

Net income                                           150         --          3,084         --          3,234

Distributions to partners ($2.00 per limited
   partnership unit)                                (119)        --         (3,834)        --         (3,953)

Redemptions of capital                              --        (22,767)        (259)        --           (259)

Other comprehensive income                          --           --           --            119          119
                                              ----------   ----------   ----------   ----------   ----------

Balance, December 31, 1998                    $       (7)   1,902,708   $   22,218   $      123   $   22,334
                                              ==========   ==========   ==========   ==========   ==========

                       The accompanying notes are an integral part of these statements.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)


                                                For the Years Ended December 31,
                                                         1998      1997
                                                         ----      ----
Operating Activities:
   Net income                                          $ 3,234   $ 3,917
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                        419       565
       Amortization of acquisition fees                    285       311
       Gain on sale of equipment                          (274)     (124)
       Equity in earnings from joint ventures, net        (248)     (372)
       Gain on sale of securities                           (1)   (1,255)
       Provision for early termination, financing
         leases                                            141       184
       Provision for losses on notes receivable            227       308
       Provision for losses on accounts receivable        --         117
       Decrease (increase) in accounts receivable           86      (194)
       Increase (decrease) in accounts payable and
         accrued expenses                                   21      (308)
       Increase (decrease) in other assets                 (33)       89
                                                       -------   -------

   Net cash provided by operating activities             3,857     3,238
                                                       -------   -------

Investing Activities:
   Principal payments, financing leases                  6,460     7,403
   Principal payments, notes receivable                  2,081     1,733
   Proceeds from sale of equipment                         514       337
   Proceeds from sale of securities                          1     1,255
   Distributions from joint ventures                       479     1,402
   Investment in financing leases                       (3,698)   (3,774)
   Investment in notes receivable                       (5,440)   (5,222)
   Payment of acquisition fees                            (295)     (204)
                                                       -------   -------

   Net cash provided by investing activities               102     2,930
                                                       -------   -------

Financing Activities:
   Redemptions of capital                                 (259)     (225)
   Distributions to partners                            (3,953)   (3,996)
                                                       -------   -------

   Net cash used in financing activities                (4,212)   (4,221)
                                                       -------   -------

Increase (decrease) in cash and cash equivalents          (253)    1,947

Cash and cash equivalents, beginning of period           5,087     3,140
                                                       -------   -------

Cash and cash equivalents, end of period               $ 4,834   $ 5,087
                                                       =======   =======


        The accompanying notes are an integral part of these statements.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

Note 1.       Organization and Partnership Matters.
              ------------------------------------

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

         The General Partner is entitled to receive 3% of all distributions until the Limited Partners have recovered their initial capital contributions plus a cumulative return of 10% per annum. Thereafter, the General Partner will receive 15% of all cash distributions. From inception of the Partnership until December 31, 1998, the General Partner's interest in Cash Available for Distribution was subordinated in any calendar quarter until the Limited Partners received quarterly distributions equal to 2.50% of their capital contributions (i.e., 10% per annum), prorated for any partial period.

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

         A schedule of compensation due and distributions made to the General Partner for the years ended December 31, follows:
                                                       1998        1997
                                                       ----        ----
                                                    (Amounts in Thousands)
         Management fees                               $407        $459
         Acquisition fees                               274         270
         Cash distributions                             119         120
                                                       ----        ----

                Total                                  $800        $849
                                                       ====        ====

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

       The Partnership will acquire such limited partnership units for an amount equal to 85% of the "accrual basis capital account" relating to the redeemed units. The Partnership will retain the remaining 15% of the "accrual basis capital account" relating to the redeemed units. Redemptions retained by the Partnership were $39,000 and $34,000 during the years ended December 31, 1998 and 1997, respectively. "Accrual basis capital account" is computed in accordance with the books and records regularly maintained by the Partnership for financial reporting purposes, utilizing the accrual method of accounting.


Note 2.       Summary of Significant Accounting Policies.
              ------------------------------------------

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

       The Partnership's policy is to review periodically the remaining expected economic life of its rental equipment in order to determine the probability of recovering its undepreciated cost. Such reviews address, among other things, recent and anticipated technological developments affecting computer equipment and competitive factors within the computer marketplace. Where reviews of the equipment portfolio indicate that rentals plus anticipated sales proceeds will not exceed expenses in any future period, the Partnership revises its depreciation policy and will provide additional depreciation as appropriate. As a result of such periodic reviews, the Partnership provided additional depreciation expense of $8,000 and $4,000 for the years ended December 31, 1998 and 1997, respectively.

       Rental income for the year is determined on a straight-line basis of rental payments due for the period under the terms of the lease. Maintenance, repairs and minor renewals of the leased equipment are charged to expense.

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

       Investment in Available-for-Sale Securities. The Partnership has investments in stock and stock warrants in public companies that have been determined to be available for sale. Available-for-sale securities are stated at their fair market value, with the unrealized gains and losses reported in other comprehensive income.

       Reclassification. Certain 1997 amounts have been reclassified to conform to the 1998 presentation.

       Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

       Comprehensive Income. As of January 1, 1998, the Partnership adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). This statement establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the Partnership, comprehensive income includes net income reported on the statement of operations and changes in the fair value of its available-for-sale investments reported as a component of partners' capital.


Note 3.       Accounts Receivable.
              -------------------

       Accounts receivable consist of the following at December 31:

                                                                   1998
                                                                   ----
                                                          (Amounts in Thousands)

         Lease payments                                           $ 289
         Property taxes                                              48
         Other                                                       11
         Interest                                                     6
                                                                  -----
                                                                    354
         Less: allowance for losses on accounts receivable         (176)
                                                                  -----

              Total                                               $ 178
                                                                  =====


Note 4.       Notes Receivable:
              ----------------

         Notes receivable consist of the following at December 31:
                                                                   1998
                                                                   ----
                                                          (Amounts in Thousands)
         Notes receivable from emerging growth companies,
              with stated interest ranging from 10% to 22%
              per annum, receivable in installments ranging
              from 37 to 54 months, collateralized by a
              security interest in the equipment financed.      $  3,766

         Notes receivable from other businesses, with stated
              interest ranging from 13% to 23% per annum,
              receivable in installments ranging from
              35 to 85 months, collateralized by the
              equipment financed.                                  6,475
                                                                --------
                                                                  10,241
         Less:  allowance for losses on notes receivable            (595)
                                                                --------

              Total                                             $  9,646
                                                                ========

         Minimum payments to be received on non-cancelable notes receivable for the years ended December 31, are as follows:

                                                        (Amounts in Thousands)

         1999 ...........................................     $  3,706
         2000 ...........................................        3,690
         2001 ...........................................        2,423
         2002 ...........................................        1,389
         2003 ...........................................          460
         Thereafter .....................................          238
                                                              --------

         Total minimum payments to be received ..........       11,906
         Impaired notes receivable ......................        1,039
         Less:  unearned interest .......................       (2,704)
         Less:  allowance for losses ....................         (595)
                                                              --------

         Net investment in notes receivable .............     $  9,646
                                                              ========

         At December 31, 1998, the recorded investment in notes that are considered to be impaired was $1,039,000. Included in this amount is $871,000 of impaired notes for which the related allowance for losses is $332,000 and $168,000 of impaired notes for which there is no allowance. The average recorded investment in impaired loans during the years ended December 31, 1998 and 1997 was approximately $535,000 and $73,000, respectively. The Partnership recognized $75,000 and $24,000 of interest income on impaired notes receivable during the years ended December 31, 1998 and 1997, respectively.

         The activity in the allowance for losses on notes receivable during the years ended December 31, is as follows:

                                                         1998     1997
                                                         ----     ----
                                                     (Amounts in Thousands)

         Beginning balance                               $ 368   $ 124
              Provision for (recovery of) losses           227     308
              Write downs                                 --       (64)
                                                         -----   -----
         Ending balance                                  $ 595   $ 368
                                                         =====   =====


Note 5.       Equipment on Operating Leases and Investment in Financing Leases.
              ----------------------------------------------------------------

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

         The net investment in financing leases consists of the following at December 31:

                                                                1998
                                                                ----
                                                        (Amounts in Thousands)

         Minimum lease payments to be received                 $ 9,701

         Less:  unearned income                                 (1,702)
                allowance for early termination                   (345)
                                                               -------

         Net investment in financing leases                    $ 7,654
                                                               =======

         Minimum  rentals  to  be  received  on  noncancellable   operating  and
financing leases for the years ended December 31 are as follows:

                                               Operating       Financing
                                               ---------       ---------
                                                 (Amounts in Thousands)

         1999 .........................          $  210          $4,109
         2000 .........................              43           2,813
         2001 .........................              29           1,785
         2002 .........................               0             760
         2003 .........................               0             234
         Thereafter ...................               0               0
                                                 ------          ------

         Total ........................          $  282          $9,701
                                                 ======          ======

         The net book value of equipment held for lease at December 31, 1998 amounted to $51,000.


Note 6.       Investment in Joint Ventures.
              ----------------------------

Equipment Joint Venture.
-----------------------

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

         An analysis of the Partnership's investment in the equipment joint venture is as follows:

                                                                         Net
                Net Investment                                        Investment
                at Beginning                 Equity in                 at End
Date              of Period    Contributions Earnings  Distributions  of Period
----            -------------- ------------- --------- -------------  ----------
                                      (Amounts in Thousands)

Year Ended
 December 31, 1997   $1,160       $  --       $  343      $1,320        $  183
                     ======       =======     ======      ======        ======

Year Ended
 December 31, 1998   $  183       $  --       $  231      $  395        $   19
                     ======       =======     ======      ======        ======

         The aggregate financial information of the equipment joint venture is presented as follows:

                                                    December 31, 1998
                                                    -----------------
                                                  (Amounts in Thousands)

         Assets                                            $184
         Liabilities                                        117
         Partners' Capital                                   67

                                             For the Years Ended December 31,
                                                  1998            1997
                                                  ----            ----
                                                 (Amounts in Thousands)

         Revenue                                 $  766          $1,129
         Expenses                                    59              78
         Net Income                                 707           1,051

         As of December 31, 1998, the Partnership's pro rata interest in the equipment joint venture's net book value of off-lease equipment was $0.

         The General Partner earns a management fee of 3% of the Partnership's respective interest in gross revenues of the Joint Venture. Cash proceeds subject to a management fee at the joint venture level are not subject to management fees at the Partnership level.

Financing Joint Venture.
-----------------------

         The Partnership owns a 25% interest in Phoenix Joint Venture 1994-2, a Financing Joint Venture. This investment is accounted for using the equity method of accounting. The other partners of the venture are entities organized and managed by the General Partner.

         An analysis of the Partnership's investment account in the Financing Joint Venture is as follows:

                                                                         Net
                Net Investment                                        Investment
                at Beginning                 Equity in                 at End
Date              of Period    Contributions Earnings  Distributions  of Period
----            -------------- ------------- --------- -------------  ----------
                                      (Amounts in Thousands)

Year Ended
 December 31, 1997   $223         $ -         $ 29        $ 82          $170
                     ====         ====        ====        ====          ====

Year Ended
 December 31, 1998   $170         $ -         $ 17        $ 84          $103
                     ====         ====        ====        ====          ====

         The aggregate financial information of the Financing Joint Venture is presented as follows:

                                                            December 31, 1998
                                                            -----------------
                                                          (Amounts in Thousands)

         Assets                                                    $550
         Liabilities                                                151
         Partners' Capital                                          399

                                                For the Years Ended December 31,
                                                      1998            1997
                                                      ----            ----
                                                     (Amounts in Thousands)

         Revenue                                      $ 85            $127
         Expenses                                       17              25
         Net Income                                     68             102

         The General Partner earns a management fee of 3% of the Partnership's respective interest in gross receipts of the Financing Joint Venture. Revenues subject to a management fee at the joint venture level are not subject to management fees at the Partnership level.


Note 7.       Accounts Payable and Accrued Expenses.
              -------------------------------------

         Accounts payable and accrued expenses consist of the following at December 31:

                                                                   1998
                                                                   ----
                                                          (Amounts in Thousands)

         Equipment Lease Operations                                $410
         Security Deposits                                          316
         General Partner and Affiliates                              76
         Trade                                                        3
         Other                                                       78
                                                                   ----

              Total                                                $883
                                                                   ====


Note 8.       Income Taxes.
              ------------

         Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

         The net differences between the tax basis and the reported amounts of the Partnership's assets and liabilities are as follows at December 31, 1998:

                       Reported Amounts      Tax Basis      Net Difference
                       ----------------      ---------      --------------
                                       (Amounts in Thousands)

         Assets             $23,217           $19,364           $ 3,853
         Liabilities            883               543               340


Note 9.       Related Entities.
              ----------------

         Affiliates of the General Partner serve in the capacity of general partners in other partnerships, all of which are engaged in the equipment leasing and financing business.


Note 10.      Net Income (Loss) and Distributions per Limited Partnership Unit.
              ----------------------------------------------------------------

         Net income and distributions per limited partnership unit were based on the Limited Partner's share of net income and distributions, and the weighted average number of units outstanding of 1,914,643 and 1,936,473 for the years ended December 31, 1998 and 1997, respectively. For the purposes of allocating income (loss) and distributions to each individual Limited Partner, the Partnership allocates net income (loss) and distributions based upon each respective Limited Partner's net capital contributions.

Note 11.      Reimbursed Costs to the General Partner and Affiliates.
              ------------------------------------------------------

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

         The reimbursed administrative costs to the General Partner were $276,000 and $333,000 for the years ended December 31, 1998 and 1997, respectively. The equipment storage, remarketing and data processing costs reimbursed to the General Partner during the years ended December 31, 1998 and 1997 were $62,000 and $87,000, respectively.

         In addition, the General Partner receives a management fee and an acquisition fee (see Note 1).


Note 12.      Fair Value of Financial Instruments.
              -----------------------------------

         The carrying amounts reported on the balance sheet for cash and cash equivalents, available-for-sale securities and notes receivable approximate the fair values.

Note 13.      Legal Proceedings.
              -----------------

         On October 28, 1997, a Class Action Complaint (the "Complaint") was filed against Phoenix Leasing Inc., Phoenix Leasing Associates, II and III L.P., Phoenix Securities Inc. and Phoenix American Inc. (the "Companies") in California Superior Court for the County of Sacramento by eleven individuals on behalf of investors in Phoenix Leasing Cash Distribution Funds I through V (the "Partnerships"). The Companies were served with the Complaint on December 9, 1997. The Complaint sought declaratory and other relief including accounting, receivership, imposition of constructive trust and judicial dissolution and winding up of the Partnerships, and damages based on fraud, breach of fiduciary duty and breach of contract by the Companies as general partners of the Partnerships.

         Plaintiffs severed one cause of action from the Complaint, a claim related to the marketing and sale of CDF V, and transferred it to Marin County Superior Court (the "Marin Action"). Plaintiffs then dismissed the remaining claims in Sacramento Superior Court and re-filed them in a separate lawsuit making similar allegations (the "Sacramento Action").

         Plaintiffs have amended the Marin Action twice. Defendants have not yet answered the Complaint and may file a demurrer to dismiss the claims. Discovery has not commenced. The Companies intend to vigorously defend the Complaint.

         In February 1999, plaintiffs requested a transfer of the Sacramento Action to Marin County. The Court granted that request, and the case is currently in transit. Defendants have not yet responded to the Complaint.
Discovery has not commenced. The Companies intend to vigorously defend the Complaint.

         During the year ended December 31, 1998, the Partnerships recorded legal expenses of approximately $41,000 in connection with the above litigation as indemnification to the General Partner.

         The Partnership is not a party to any pending legal proceedings which would have a material adverse impact on its financial position.


Note 14.      Subsequent Events.
              -----------------

         In January 1999, cash distributions of $29,000 and $486,000 were made to the General and Limited Partners, respectively.

Item 8.       Disagreements on Accounting and Financial Disclosure Matters.
              ------------------------------------------------------------

         None.


                                    PART III

Item 9.       Directors and Executive Officers of the Registrant.
              --------------------------------------------------

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

         The directors and executive officers of Phoenix Leasing Associates II, Inc. (PLAII) are as follows:

         GUS CONSTANTIN, age 61, is President, and a Director of PLAII. Mr. Constantin received a B.S. degree in Engineering from the University of Michigan and a Master's Degree in Management Science from Columbia University. From 1969 to 1972, he served as Director, Computer and Technical Equipment of DCL Incorporated (formerly Diebold Computer Leasing Incorporated), a corporation formerly listed on the American Stock Exchange, and as Vice President and General Manager of DCL Capital Corporation, a wholly-owned subsidiary of DCL Incorporated. Mr. Constantin was actively engaged in marketing manufacturer leasing programs to computer and medical equipment manufacturers and in directing DCL Incorporated's IBM System/370 marketing activities. Prior to 1969, Mr. Constantin was employed by IBM as a data processing systems engineer for four years. Mr. Constantin is an individual general partner in four active partnerships and is an NASD registered principal. Mr. Constantin is the founder of PLI and the beneficial owner of all of the common stock of Phoenix American Incorporated.

         GARY W. MARTINEZ, age 48, is Executive Vice President, Chief Operating Officer and a Director of PLAII. He has been associated with PLI since 1976. He manages the Asset Management Department, which is responsible for lease and loan portfolio management. This includes credit analysis, contract terms, documentation and funding; remittance application, change processing and maintenance of customer accounts; customer service, invoicing, collection, settlements and litigation; negotiating lease renewals, extensions, sales and buyouts; and management information reporting. From 1973 to 1976, Mr. Martinez was a Loan Officer with Crocker National Bank, San Francisco. Prior to 1973, he was an Area Manager with Pennsylvania Life Insurance Company. Mr. Martinez is a graduate of California State University, Chico.

         HOWARD SOLOVEI, age 37, is the Chief Financial Officer, Treasurer and a Director of PLA II. He has been associated with PLI since 1984. Mr. Solovei oversees the Finance Department. He is responsible for the structuring, planning, and monitoring of the partnerships sponsored by the General Partner and its affiliates, as well as maintaining the banking relationships. Mr. Solovei graduated with a B.S. in Business Administration from the University of California, Berkeley.

         BRYANT J. TONG, age 44, is Senior Vice President, Financial Operations of PLAII. He has been with PLI since 1982. Mr. Tong is responsible for investor services and overall company financial operations. He is also responsible for the technical and administrative operations of the cash management, corporate accounting, partnership accounting, accounting systems, internal controls and tax departments, in addition to Securities and Exchange Commission and other regulatory agency reporting. Prior to his association with PLI, Mr. Tong was Controller-Partnership Accounting with the Robert A. McNeil Corporation for two years and was an auditor with Ernst & Whinney (succeeded by Ernst & Young) from 1977 through 1980. Mr. Tong holds a B.S. in Accounting from the University of California, Berkeley, and is a Certified Public Accountant.

         Neither the General Partner nor any Executive Officer of the General Partner has any family relationship with the others.

         Phoenix Leasing Incorporated or its affiliates and the executive officers of the General Partner serve in a similar capacity to the following affiliated limited partnerships:

              Phoenix Leasing American Business Fund, L.P.
              Phoenix Income Fund, L.P.
              Phoenix High Tech/High Yield Fund
              Phoenix Leasing Cash Distribution Fund IV and
              Phoenix Leasing Cash Distribution Fund III

Disclosure Pursuant to Section 16, Item 405 of Regulation S-K:

         The General Partner (and any corporate general partner of the General Partner) of the Registrant, and the executive officers of the General Partner (or any corporate general partner of the General Partner) of the Registrant, file reports pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended. Based solely on the Registrant's review of the copies of such forms received by the Registrant, the Registrant believes that, during 1998, all such required reports were filed on a timely basis.

Certain Legal Proceedings.

         On October 28, 1997, a Class Action Complaint (the "Complaint") was filed against Phoenix Leasing Inc., Phoenix Leasing Associates, II and III L.P., Phoenix Securities Inc. and Phoenix American Inc. (the "Companies") in California Superior Court for the County of Sacramento by eleven individuals on behalf of investors in Phoenix Leasing Cash Distribution Funds I through V (the "Partnerships"). The Companies were served with the Complaint on December 9, 1997. The Complaint sought declaratory and other relief including accounting, receivership, imposition of constructive trust and judicial dissolution and winding up of the Partnerships, and damages based on fraud, breach of fiduciary duty and breach of contract by the Companies as general partners of the Partnerships.

         Plaintiffs severed one cause of action from the Complaint, a claim related to the marketing and sale of CDF V, and transferred it to Marin County Superior Court (the "Marin Action"). Plaintiffs then dismissed the remaining claims in Sacramento Superior Court and re-filed them in a separate lawsuit making similar allegations (the "Sacramento Action").

         Plaintiffs have amended the Marin Action twice. Defendants have not yet answered the Complaint and may file a demurrer to dismiss the claims. Discovery has not commenced. The Companies intend to vigorously defend the Complaint.

         In February 1999, plaintiffs requested a transfer of the Sacramento Action to Marin County. The Court granted that request, and the case is currently in transit. Defendants have not yet responded to the Complaint.
Discovery has not commenced. The Companies intend to vigorously defend the Complaint.

Item 10.      Executive Compensation.
              ----------------------

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
                                                     (Amounts in Thousands)
Phoenix Leasing
  Associates II L.P.    General Partner      $   681(1)                  $    0               $    0
                                              ======                      =====                =====

(1)  consists of management and acquisition fees.

Item 11.      Security Ownership of Certain Beneficial Owners and Management.
              --------------------------------------------------------------

         (a) No person owns of record, or is known by the Registrant to own beneficially, more than five percent of any class of voting securities of the Registrant.

         (b) The General Partner or its affiliates of the Registrant owns the equity securities of the Registrant set forth in the following table:

          (1)                           (2)                             (3)
    Title of Class         Amount Beneficially Owned            Percent of Class
    --------------         -------------------------            ----------------
General Partner Interest   Represents a 3% interest in the              100%
                           Registrant's profits and
                           distributions, until the Limited
                           Partners have recovered their
                           capital contributions plus a
                           cumulative return of 10% per annum,
                           compounded quarterly, on the
                           unrecovered portion thereof.
                           Thereafter, the General Partner
                           will receive 15% interest in the
                           Registrant's profits and distributions.

Limited Partner Interest   1,550 units                                   -


Item 12.      Certain Relationships and Related Transactions.
              ----------------------------------------------

         None.

                                     PART IV

Item 13.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
              ----------------------------------------------------------------
                                                                        Page No.
                                                                        --------
(a)      1.   Financial Statements:

              Balance Sheet as of December 31, 1998                        11
              Statements of Operations and Comprehensive Income
                for the Years Ended December 31, 1998 and 1997             12
              Statements of Partners' Capital for the Years
                Ended December 31, 1998 and 1997                           13
              Statements of Cash Flows for the Years Ended
              December 31, 1998 and 1997                                   14
              Notes to Financial Statements                           15 - 22

         All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed for the quarter ended December 31, 1998.

(c)      Exhibits

         21.  Additional Exhibits:

              a)  Balance Sheet of Phoenix Leasing Associates II, Inc.   E21 1-5

                  Balance Sheet of Phoenix Leasing Associates II L.P.    E21 6-9

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



   Date:  March 24, 1999       By: /S/ GUS CONSTANTIN
          --------------           --------------------------
                                   Gus Constantin, President


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                     Title                          Date
        ---------                     -----                          ----


/S/ GUS CONSTANTIN      President and a Director of               March 24, 1999
----------------------  Phoenix Leasing Associates II, Inc.       --------------
(Gus Constantin)        General Partner


/S/ GARY W. MARTINEZ    Senior Vice President and a Director of   March 24, 1999
----------------------  Phoenix Leasing Associates II, Inc.       --------------
(Gary W. Martinez)      General Partner


/S/ HOWARD SOLOVEI      Chief Financial Officer,                  March 24, 1999
----------------------  Treasurer and a Director of               --------------
(Howard Solovei)        Phoenix Leasing Associates II, Inc.
                        General Partner


/S/ BRYANT J. TONG      Senior Vice President,                    March 24, 1999
----------------------  Financial Operations of                   --------------
(Bryant J. Tong)        (Principal Accounting Officer)
                        Phoenix Leasing Associates II, Inc.
                        General Partner