Form 10QSB
period 1999-03-31
PHOENIX LEASING CASH DISTRIBUTION FUND V L P
filed 1999-05-13
CIK 867296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

  X     QUARTERLY REPORT UNDER SECTION  13 OR 15(d)  OF THE  SECURITIES EXCHANGE
-----   ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

1,900,208 Units of Limited Partnership Interest were outstanding as of March 31, 1999.

Transitional small business disclosure format:

                               Yes        No X
                                  ---       ---

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                         March 31,  December 31,
                                                           1999        1998
                                                           ----        ----
ASSETS

Cash and cash equivalents                                $  4,170   $  4,834

Accounts receivable (net of allowance for losses
   on accounts receivable of $166 and $176 at
   March 31, 1999 and December 31, 1998,
   respectively)                                              138        178

Notes receivable (net of allowance for losses on
   notes receivable of $510 and $595 at March 31,
   1999 and December 31, 1998, respectively)               10,323      9,646

Equipment on operating leases and held for lease
   (net of accumulated depreciation of $4,767 and
   $5,419 at March 31, 1999 and December 31, 1998,
   respectively)                                              151         51

Net investment in financing leases (net of allowance
   for early terminations of $372 and $345 at March
   31, 1999 and December 31, 1998, respectively)            6,990      7,654

Investment in joint ventures                                   97        122

Capitalized acquisition fees (net of accumulated
   amortization of $2,667 and $2,612 at March 31,
   1999 and December 31, 1998, respectively)                  543        538

Other assets                                                  484        194
                                                         --------   --------

   Total Assets                                          $ 22,896   $ 23,217
                                                         ========   ========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities
   Accounts payable and accrued expenses                 $    904   $    883
                                                         --------   --------

     Total Liabilities                                        904        883
                                                         --------   --------

Partners' Capital (Deficit)
   General Partner                                             (3)        (7)

   Limited Partners, 5,000,000 units authorized,
     2,045,838 units issued, 1,900,208 and 1,902,708
     units outstanding at March 31, 1999 and December
     31, 1998, respectively                                21,578     22,218

Accumulated other comprehensive income                        417        123
                                                         --------   --------

   Total Partners' Capital (Deficit)                       21,992     22,334
                                                         --------   --------

     Total Liabilities and Partners' Capital (Deficit)   $ 22,896   $ 23,217
                                                         ========   ========

        The accompanying notes are an integral part of these statements.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)
                                                              Three Months Ended
                                                                   March 31,
                                                               1999       1998
                                                               ----       ----
INCOME
   Rental income                                              $  213     $  507
   Earned income, financing leases                               263        408
   Interest income, notes receivable                             323        267
   Equity in earnings from joint ventures, net                    17         58
   Other income                                                   82         92
                                                              ------     ------

     Total Income                                                898      1,332
                                                              ------     ------

EXPENSES
   Depreciation                                                   67        145
   Amortization of acquisition fees                               55         62
   Lease related operating expenses                               15         12
   Management fees to General Partner                             76         92
   Reimbursed administrative costs to General Partner             68         73
   Provision for losses on receivables                            80         69
   Legal expense                                                  49         49
   General and administrative expenses                            23         38
                                                              ------     ------

     Total Expenses                                              433        540
                                                              ------     ------

NET INCOME                                                       465        792

Other comprehensive income:
   Unrealized gains on securities:
     Unrealized holding gains arising during period              307         88
     Less:  reclassification adjustment for gains
             included in net income                              (13)      --
                                                              ------     ------
Other comprehensive income                                       294         88
                                                              ------     ------

COMPREHENSIVE INCOME                                          $  759     $  880
                                                              ======     ======


NET INCOME PER LIMITED PARTNERSHIP UNIT                       $  .23     $  .39
                                                              ======     ======

DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT                    $  .53     $  .50
                                                              ======     ======

ALLOCATION OF NET INCOME:
     General Partner                                          $   33     $   38
     Limited Partners                                            432        754
                                                              ------     ------
                                                              $  465     $  792
                                                              ======     ======

        The accompanying notes are an integral part of these statements.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                              Three Months Ended
                                                                   March 31,
                                                                1999      1998
                                                                ----      ----
Operating Activities:
--------------------
   Net income                                                 $   465   $   792

   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation                                                67       145
       Amortization of acquisition fees                            55        62
       Gain on sale of equipment                                   (3)      (81)
       Gain on sale of securities                                 (13)     --
       Equity in earnings from joint ventures, net                (17)      (58)
       Provision for early termination, financing leases           27        37
       Provision for losses on notes receivable                    53        32
       Decrease in accounts receivable                             40        62
       Increase in accounts payable and accrued expenses           36         8
       Decrease in other assets                                     4         3
                                                              -------   -------
Net cash provided by operating activities                         714     1,002
                                                              -------   -------
Investing Activities:
--------------------
     Principal payments, financing leases                         931     1,435
     Principal payments, notes receivable                         772       407
     Proceeds from sale of equipment                               10       115
     Proceeds from sale of securities                              13      --
     Distributions from joint ventures                             42       179
     Investment in financing leases                              (468)     --
     Investment in notes receivable                            (1,502)     --
     Payment of acquisition fees                                  (75)      (82)
                                                              -------   -------
Net cash provided by (used in) by investing activities           (277)    2,054
                                                              -------   -------
Financing Activities:
--------------------
     Redemptions of capital                                       (27)      (43)
     Distributions to partners                                 (1,074)     (993)
                                                              -------   -------
Net cash used in financing activities                          (1,101)   (1,036)
                                                              -------   -------

Increase (decrease) in cash and cash equivalents                 (664)    2,020

Cash and cash equivalents, beginning of period                  4,834     5,087
                                                              -------   -------

Cash and cash equivalents, end of period                      $ 4,170   $ 7,107
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

Note 2.    Reclassification.
           ----------------

     Reclassification - Certain 1998 amounts have been reclassified to conform to the 1999 presentation.

Note 3.    Income Taxes.
           ------------

     Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the financial statements of the Partnership.

Note 4.    Notes Receivable.
           ----------------

     Impaired Notes Receivable. At March 31, 1999, the Partnership has investments in notes receivable, before allowance for losses, of $10,833,000 of which $1,011,000 considered to be impaired. The Partnership has an allowance for losses of $510,000 as of March 31, 1999. The average recorded investment in impaired loans during the three months ended March 31, 1999 and 1998 was approximately $1,011,000 and $361,000, respectively.

     The activity in the allowance for losses on notes receivable during the three months ended March 31, is as follows:

                                                    1999          1998
                                                    ----          ----
                                                   (Amounts In Thousands)

         Beginning balance                          $ 595         $ 368
              Provision for losses                     52            32
              Write downs                            (137)          -
                                                    -----         -----
         Ending balance                             $ 510         $ 400
                                                    =====         =====

Note 5.  Net Income (Loss) and Distributions per Limited Partnership Unit.
         ----------------------------------------------------------------

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions and the weighted average number of units outstanding of 1,902,375 and 1,925,226 for the three months ended March 31, 1999 and 1998 respectively. For purposes of allocating income (loss) to each individual partner, the Partnership allocates net income
(loss) based upon each respective limited partner's net capital contributions.

Note 6.  Investment in Joint Ventures.
         ----------------------------

Equipment Joint Venture
-----------------------

         The aggregate combined financial information of the equipment joint ventures is presented as follows:

                                                  March 31,  December 31,
                                                    1999         1998
                                                    ----         ----
                                                  (Amounts in Thousands)

         Assets                                     $101         $184
         Liabilities                                  65          117
         Partners' Capital                            36           67

                                                    Three Months Ended
                                                         March 31,
                                                    1999         1998
                                                    ----         ----
                                                  (Amounts in Thousands)

         Revenue                                    $101         $181
         Expenses                                      9           19
         Net Income                                   92          162

Financing Joint Ventures
------------------------

         The aggregate combined financial information of the financing joint ventures is presented as follows:

                                                  March 31,  December 31,
                                                    1999         1998
                                                    ----         ----
                                                  (Amounts in Thousands)

         Assets                                     $466         $550
         Liabilities                                 144          151
         Partners' Capital                           322          399

                                                    Three Months Ended
                                                         March 31,
                                                    1999         1998
                                                    ----         ----
                                                  (Amounts in Thousands)

         Revenue                                    $  1         $ 25
         Expenses                                     51            4
         Net Income (Loss)                           (50)          21

  Note 7.      Legal Proceedings.
               -----------------

         On October 28, 1997, a Class Action Complaint was filed against Phoenix Leasing Incorporated, Phoenix Leasing Associates, II and III LP., Phoenix Securities Inc. and Phoenix American Incorporated (the "Companies") in California Superior Court for the County of Sacramento by eleven individuals on behalf of investors in Phoenix Leasing Cash Distribution Funds I through V (the "Partnerships"). The Companies were served with the Complaint on December 9, 1997. The Complaint sought declaratory and other relief including accounting, receivership, imposition of a constructive trust and judicial dissolution and winding up of the Partnerships, and damages based on fraud, breach of fiduciary duty and breach of contract by the Companies as general partners of the Partnerships.

         Plaintiffs severed one cause of action from the Complaint, a claim related to the marketing and sale of CDF V, and transferred it to Marin County Superior Court (the "Marin Action"). Plaintiffs then dismissed the remaining claims in Sacramento Superior Court and refiled them in a separate lawsuit making similar allegations (the"Sacramento Action").

         Plaintiffs have amended the Marin Action twice. Defendants have not yet answered the complaint and may file a demurrer to dismiss the claims. Discovery has not commenced. The Companies intend to vigorously defend the Complaint.

         In February 1999, plaintiffs requested a transfer of the Sacramento Action to Marin County. The Court granted that request, and the case was transferred in March 1999. Defendants have not yet responded to the Complaint. Discovery has not commenced. The Companies intend to vigorously defend the Complaint.

         During the three months ended March 31, 1998, the Partnership  recorded
  legal  expenses  of  approximately   $13,000  in  connection  with  the  above
  litigation as indemnification to the General Partner.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.

Item 2.       Management's Discussion and  Analysis  of Financial Condition and
              -----------------------------------------------------------------
              Results of Operations.
              ---------------------

Results of Operations

         Phoenix Leasing Cash Distribution Fund V, L.P. (the "Partnership") reported net income of $465,000 during the three months ended March 31, 1999, as compared to net income of $792,000 during the three months ended March 31, 1998.

         Total revenues decreased by $434,000 for the three months ended March 31, 1999, as compared to the same period in 1998, primarily as a result of a decline in rental income from operating leases and earned income from finance leases.

         Rental income decreased $294,000 for the three months ended March 31, 1999 compared to the same period in the previous year. The decrease in rental income is attributable to a decrease in the amount of equipment owned. At March 31, 1999, the Partnership owned equipment with an aggregate original cost of approximately $21.8 million, as compared to $32.3 million at March 31, 1998.

          Earned income from financing leases decreased by $145,000 during the three months ended March 31, 1999, as compared to the same period in 1998, due to a decrease in the Partnership's investment in financing leases. The investment in financing leases was $7 million at March 31, 1999, as compared to $9.4 million at March 31, 1998. The investment in financing leases, as well as earned income from financing leases, will decrease over the lease term as the Partnership amortizes income over the life of the lease using the interest method.

         Partially offsetting these decreases in rental income and earned income for the three months ended March 31, 1999, compared to the same period in 1998, is an increase in interest income from notes receivable of $56,000. This increase is attributable to new investments made in notes receivable during 1998 and 1999. During the three months ended March 31, 1999, the Partnership made new investments in notes receivable of $1.5 million, compared to no new investments in notes receivable during the three months ended March 31, 1998.

         Total expenses for the three months ended March 31, 1999 decreased by $107,000, as compared to the same period in the previous year. The decrease in the various items making up total expenses is primarily attributable to a reduction in the amount of equipment owned by the Partnership.

         The Partnership did experience an increase in provision for losses on receivables for the three months ended March 31, 1999, compared to the same period in 1998. The increase in provision for losses is attributable to an increase in provision for losses on notes receivable resulting from the Partnership's increased investment in notes receivable.

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

         The cash generated from leasing and financing activities during the three months ended March 31, 1999 and 1998 was $2,417,000 and $2,844,000, respectively. The reduction in cash generated is attributable to a decline in payments from financing leases. Payments from financing leases decreased during 1999, compared to 1998, as a result of the Partnership's declining investment in financing leases.

         The Partnership may reinvest the cash generated by operating and financing activities in new leasing and financing transactions over the life of the Partnership. During the three months ended March 31, 1999, the Partnership acquired new equipment leases of $468,000 and new investments in notes receivable of $1.5 million, as compared to no new investments in equipment leases and notes receivable during the same period in 1998.

         As of March 31, 1999, the Partnership owned equipment being held for lease with an original cost of $4,392,000 and a net book value of $151,000, compared to $4,596,000 and $208,000, respectively, at March 31, 1998. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's equipment as it becomes available.

         Distributions from joint ventures decreased by $137,000 during the three months ended March 31, 1999, compared to the same period in 1998. The decrease in distributions from joint ventures for the three months ended March 31, 1999, compared to the prior year, is attributable to a decline in the amount of cash available for distribution from one equipment joint venture as a result of a decrease in rental income and proceeds from sale of equipment.

         The cash distributed to partners for the three months ended March 31, 1999 was $1,074,000, as compared to $993,000 during the three months ended March 31, 1998. In accordance with the Partnership Agreement, the limited partners are entitled to 97% of the cash available for distribution and the General Partner is entitled to 3%. As a result, the limited partners received $1,045,000 and $963,000 in distributions during the three months ended March 31, 1999 and 1998, respectively. The cumulative distributions to the Limited Partners are $25,105,000 and $21,188,000 as of March 31, 1999 and 1998,
  respectively.  The  General  Partner  received  $29,000  and  $30,000  in cash
  distributions   for  the  three   months   ended  March  31,  1999  and  1998,
  respectively. The Partnership plans to make distributions to partners during 1999 at a higher rate than 1998.

         The cash to be generated from leasing and financing operations is anticipated to be sufficient to meet the Partnership's continuing operational expenses.

Impact of the Year 2000 Issue

         ReSource/Phoenix, Inc. ("ReSource/Phoenix"), an affiliate of the parent to the General Partner does all local computer processing for the General Partner. And as such Resource/Phoenix manages the Year 2000 project on behalf of the General Partner.

         Resource/Phoenix has a Year 2000 project plan in place. The Year 2000 project team has identified risks, and has implemented remediation procedures for its Year 2000 issues. ReSource/Phoenix has budgeted for the necessary changes, built contingency plans, and has progressed along the scheduled timeline. Installation of all remediation changes to software and hardware is planned to be completed by September 15, 1999.

         Costs incurred by the Partnership will be expensed as incurred and are not currently anticipated to be material to the Partnership's financial position or results of operations.

         The Partnership's customers consist of lessees and borrowers. The Partnership does not have exposure to any individual customer that would materially impact the Partnership should the customer experience a significant Year 2000 problem, however, cumulative exposure to multiple individual customers could materially impact the Partnership should multiple customers experience a significant Year 2000 problem.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.

                                 March 31, 1999

                           Part II. Other Information.
                                    -----------------


Item 1.       Legal Proceedings.
              -----------------

         On October 28, 1997, a Class Action Complaint was filed against Phoenix Leasing Incorporated, Phoenix Leasing Associates, II and III LP., Phoenix Securities Inc. and Phoenix American Incorporated (the "Companies") in California Superior Court for the County of Sacramento by eleven individuals on behalf of investors in Phoenix Leasing Cash Distribution Funds I through V (the "Partnerships"). The Companies were served with the Complaint on December 9, 1997. The Complaint sought declaratory and other relief including accounting, receivership, imposition of a constructive trust and judicial dissolution and winding up of the Partnerships, and damages based on fraud, breach of fiduciary duty and breach of contract by the Companies as general partners of the Partnerships.

         Plaintiffs severed one cause of action from the Complaint, a claim related to the marketing and sale of CDF V, and transferred it to Marin County Superior Court (the "Marin Action"). Plaintiffs then dismissed the remaining claims in Sacramento Superior Court and refiled them in a separate lawsuit making similar allegations (the"Sacramento Action").

         Plaintiffs have amended the Marin Action twice. Defendants have not yet answered the complaint and may file a demurrer to dismiss the claims. Discovery has not commenced. The Companies intend to vigorously defend the Complaint.

         In February 1999, plaintiffs requested a transfer of the Sacramento Action to Marin County. The Court granted that request, and the case was transferred in March 1999. Defendants have not yet responded to the Complaint. Discovery has not commenced. The Companies intend to vigorously defend the Complaint.

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


                                PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P
                                ---------------------------------------------
                                                 (Registrant)

                                  BY:  PHOENIX LEASING ASSOCIATES II, L.P.
                                       a California limited partnership,
                                       General Partner

                                       BY:  PHOENIX LEASING ASSOCIATES II, INC.
                                            a Nevada corporation,
                                            General Partner


       Date                      Title                           Signature
       ----                      -----                           ---------


May 13, 1999            Senior Vice President               /S/ GARY W. MARTINEZ
------------            and a Director of                   --------------------
                        Phoenix Leasing Associates II, Inc. (Gary W. Martinez)


May 13, 1999            Chief Financial Officer,            /S/ HOWARD SOLOVEI
------------            Treasurer and a Director of         --------------------
                        Phoenix Leasing Associates II, Inc. (Howard Solovei)


May 13, 1999            Senior Vice President,              /S/ BRYANT J. TONG
------------            Financial Operations of             --------------------
                        (Principal Accounting Officer)      (Bryant J.Tong)
                        Phoenix Leasing Associates II, Inc.