Form 10QSB
period 1999-06-30
PHOENIX LEASING CASH DISTRIBUTION FUND V L P
filed 1999-08-13
CIK 867296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

  X     QUARTERLY REPORT UNDER SECTION  13 OR 15(d)  OF THE  SECURITIES EXCHANGE
-----   ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                               Yes   X      No
                                   -----       -----

1,896,292 Units of Limited Partnership Interest were outstanding as of June 30, 1999.

Transitional small business disclosure format:

                               Yes          No   X
                                   -----       -----

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                         June 30,   December 31,
                                                           1999         1998
                                                           ----         ----
ASSETS

Cash and cash equivalents                                $  4,118     $  4,834

Accounts receivable (net of allowance for losses on
   accounts receivable of $164 and $176 at June 30,
   1999 and December 31, 1998, respectively)                  152          178

Notes receivable (net of allowance for losses on
   notes receivable of $514 and $595 at June 30,
   1999 and December 31, 1998, respectively)               10,478        9,646

Equipment on operating leases and held for lease (net of
   accumulated depreciation of $4,223 and $5,419 at
   June 30, 1999 and December 31, 1998, respectively)          71           51

Net investment in financing leases (net of allowance for
   early terminations of $316 and $345 at June 30, 1999
   and December 31, 1998, respectively)                     6,514        7,654

Investment in joint ventures                                   64          122

Capitalized acquisition fees (net of accumulated
   amortization of $2,718 and $2,612 at June 30, 1999
   and December 31, 1998, respectively)                       536          538

Other assets                                                  277          194
                                                         --------     --------
   Total Assets                                          $ 22,210     $ 23,217
                                                         ========     ========
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities
   Accounts payable and accrued expenses                 $    916     $    883
                                                         --------     --------
     Total Liabilities                                        916          883
                                                         --------     --------
Partners' Capital (Deficit)
   General Partner                                              5           (7)

   Limited Partners, 5,000,000 units authorized,
     2,045,838 units issued, 1,896,292 and 1,902,708
     units outstanding at June 30, 1999 and December
     31, 1998, respectively                                21,076       22,218

Accumulated other comprehensive income                        213          123
                                                         --------     --------
   Total Partners' Capital (Deficit)                       21,294       22,334
                                                         --------     --------
     Total Liabilities and Partners' Capital (Deficit)   $ 22,210     $ 23,217
                                                         ========     ========

        The accompanying notes are an integral part of these statements.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                          Three Months Ended   Six Months Ended
                                               June 30,            June 30,
                                            1999      1998      1999      1998
                                            ----      ----      ----      ----
INCOME
   Rental income                          $   278   $   428   $   491   $   935
   Earned income, financing leases            278       369       541       777
   Interest income, notes receivable          494       239       817       506
   Equity in earnings from joint
     ventures, net                             36       118        53       176
   Gain on sale of securities                 222         1       235         1
   Other income                                49       110       119       202
                                          -------   -------   -------   -------
     Total Income                           1,357     1,265     2,256     2,597
                                          -------   -------   -------   -------

EXPENSES
   Depreciation                                30        62        98       207
   Amortization of acquisition fees            52        64       107       126
   Lease related operating expenses             9        21        24        33
   Management fees to General Partner          85        92       161       183
   Reimbursed administrative costs to
     General Partner                           71        83       139       156
   Provision for losses on receivables        330        87       410       156
   Legal expense                               36        59        85       109
   General and administrative expenses         26        38        49        76
                                          -------   -------   -------   -------
     Total Expenses                           639       506     1,073     1,046
                                          -------   -------   -------   -------

NET INCOME                                    718       759     1,183     1,551

Other comprehensive income:
   Unrealized gains (losses) on securities:
     Unrealized holding gains (losses)
      arising during period                    18        (6)      325        82
     Less:  reclassification adjustment
            for gains included in net
            income                           (222)       (1)     (235)       (1)
                                          -------   -------   -------   -------
   Other comprehensive income                (204)       (7)       90        81
                                          -------   -------   -------   -------
COMPREHENSIVE INCOME                      $   514   $   752   $ 1,273   $ 1,632
                                          =======   =======   =======   =======


NET INCOME PER LIMITED
   PARTNERSHIP UNIT                       $   .35   $   .38   $   .58   $   .77
                                          =======   =======   =======   =======

DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT                       $   .62   $   .50   $  1.15   $  1.00
                                          =======   =======   =======   =======

ALLOCATION OF NET INCOME:
     General Partner                      $    43   $    37   $    76   $    75
     Limited Partners                         675       722     1,107     1,476
                                          -------   -------   -------   -------
                                          $   718   $   759   $ 1,183   $ 1,551
                                          =======   =======   =======   =======

        The accompanying notes are an integral part of these statements.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                              Six Months Ended
                                                                  June 30,
                                                              1999        1998
                                                              ----        ----
Operating Activities:
--------------------
   Net income                                               $ 1,183     $ 1,551

   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation                                              98         207
       Amortization of acquisition fees                         107         126
       Gain on sale of equipment                                (52)       (151)
       Gain on sale of securities                              (235)         (1)
       Equity in earnings from joint ventures, net              (53)       (176)
       Provision for early termination, financing leases         53          77
       Provision for losses on notes receivable                 357          79
       Decrease in accounts receivable                           26         225
       Increase in accounts payable and accrued expenses         41          48
       Decrease (increase) in other assets                        7          (1)
                                                            -------     -------
Net cash provided by operating activities                     1,532       1,984
                                                            -------     -------
Investing Activities:
--------------------
     Principal payments, financing leases                     1,738       2,901
     Principal payments, notes receivable                     1,531         941
     Proceeds from sale of equipment                             54         204
     Proceeds from sale of securities                           235           1
     Distributions from joint ventures                          111         317
     Investment in financing leases                            (771)     (2,578)
     Investment in notes receivable                          (2,720)     (3,332)
     Payment of acquisition fees                               (113)        (82)
                                                            -------     -------
Net cash provided by (used in) investing activities              65      (1,628)
                                                            -------     -------
Financing Activities:
--------------------
     Redemptions of capital                                     (64)        (80)
     Distributions to partners                               (2,249)     (1,982)
                                                            -------     -------
Net cash used in financing activities                        (2,313)     (2,062)
                                                            -------     -------

Decrease in cash and cash equivalents                          (716)     (1,706)

Cash and cash equivalents, beginning of period                4,834       5,087
                                                            -------     -------

Cash and cash equivalents, end of period                    $ 4,118     $ 3,381
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

Note 4.    Notes Receivable.
           ----------------

     Impaired Notes Receivable. At June 30, 1999, the Partnership has investments in notes receivable, before allowance for losses, of $10,992,000 of which $1,010,000 considered to be impaired. The Partnership has an allowance for losses of $514,000 as of June 30, 1999. The average recorded investment in impaired loans during the six months ended June 30, 1999 and 1998 was approximately $1,010,000 and $360,000, respectively.

     The activity in the allowance for losses on notes receivable during the six months ended June 30, is as follows:

                                                    1999          1998
                                                    ----          ----
                                                  (Amounts In Thousands)

         Beginning balance                         $ 595         $ 368
              Provision for losses                   357            79
              Write downs                           (438)          -
                                                   -----         -----
         Ending balance                            $ 514         $ 447
                                                   =====         =====

Note 5.  Net Income (Loss) and Distributions per Limited Partnership Unit.
         ----------------------------------------------------------------

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions and the weighted average number of units outstanding of 1,899,901 and 1,922,126 for the six months ended June 30, 1999 and 1998 respectively. For purposes of allocating income (loss) to each individual partner, the Partnership allocates net income
(loss) based upon each respective limited partner's net capital contributions.

Note 6.  Investment in Joint Ventures.
         ----------------------------

Equipment Joint Venture
-----------------------

         The aggregate combined financial information of the equipment joint ventures is presented as follows:

                                               June 30,    December 31,
                                                 1999         1998
                                                 ----         ----
                                               (Amounts in Thousands)

         Assets                                  $235         $184
         Liabilities                              106          117
         Partners' Capital                        129           67

                                      Three Months Ended     Six Months Ended
                                           June 30,               June 30,
                                        1999     1998         1999      1998
                                        ----     ----         ----      ----
                                               (Amounts in Thousands)

         Revenue                        $232     $374         $332      $555
         Expenses                         39       27           48        46
         Net Income                      193      347          284       509

Financing Joint Ventures
------------------------

         The aggregate combined financial information of the financing joint ventures is presented as follows:

                                               June 30,   December 31,
                                                 1999         1998
                                                 ----         ----
                                               (Amounts in Thousands)

         Assets                                  $ 72         $550
         Liabilities                                4          151
         Partners' Capital                         68          399

                                       Three Months Ended    Six Months Ended
                                           June 30,               June 30,
                                        1999     1998         1999      1998
                                        ----     ----         ----      ----
                                               (Amounts in Thousands)

         Revenue                        $   1    $ 22         $  2      $ 48
         Expenses                         111       4          162         8
         Net Income (Loss)               (110)     18         (160)       40

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

         Plaintiffs severed one cause of action from the Complaint, a claim related to the marketing and sale of CDF V, and transferred it to Marin County Superior Court (the "Berger Action"). Plaintiffs then dismissed the remaining claims in Sacramento Superior Court and refiled them in a separate lawsuit making similar allegations (the "Ash Action"). That complaint was subsequently transferred to Marin County as well.

         Plaintiffs have amended the Berger Action twice. Defendants recently answered the complaint. Discovery has recently commenced. The Companies intend to vigorously defend the Complaint.

         Defendants  have  not  yet  responded  to  the  Ash  Complaint,   which
plaintiffs amended twice. Discovery has not commenced. The Companies intend to vigorously defend the Complaint.

         During the six months ended June 30, 1999 and June 30, 1998, the Partnership recorded legal expenses of approximately $19,000 and $24,000, respectively, in connection with the above litigation as indemnification to the General Partner.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         -------------

Results of Operations

         Phoenix Leasing Cash Distribution Fund V, L.P. (the "Partnership") reported net income of $718,000 and $1,183,000 during the three and six months ended June 30, 1999, as compared to net income of $759,000 and $1,551,000 during the three and six months ended June 30, 1998.

         Total revenues increased by $92,000 for the three months ended June 30, 1999, as compared to the same period in 1998, primarily due to an increase in gain on sale of securities and interest income from notes receivable. These factors contributing to the increase in revenues was however partially offset by the decline in rental income from operating leases and earned income from finance leases for the three months ended June 30, 1999, compared to the same period in 1998. Total revenues decreased by $341,000 for the six months ended June 30, 1999, as compared to the same period in 1998, primarily as a result of a decline in rental income from operating leases and earned income from finance leases.

         Rental income decreased $150,000 and $444,000 for the three and six months ended June 30, 1999 compared to the same period in the previous year. The decrease in rental income is attributable to a decrease in the amount of equipment owned. At June 30, 1999, the Partnership owned equipment with an aggregate original cost of approximately $21.8 million, as compared to $32.1 million at June 30, 1998.

         The Partnership reported a gain on sale of securities of $222,000 and $235,000 for the three and six months ended June 30, 1999, respectively, compared to $1,000 for the same periods in the previous year. The securities sold consisted of common stock received through the exercise of stock warrants granted to the Partnership as part of financing agreements with emerging growth companies that are publicly traded. The Partnership received proceeds of $235,000 and $1,000 from the sale of these securities during the six months ended June 30, 1999 and June 30, 1998, respectively.

          Earned income from financing leases decreased by $91,000 and $236,000 during the three and six months ended June 30, 1999, as compared to the same period in 1998, due to a decrease in the Partnership's investment in financing leases. The investment in financing leases was $7 million at June 30, 1999, as compared to $10.4 million at June 30, 1998. The investment in financing leases, as well as earned income from financing leases, will decrease over the lease term as the Partnership amortizes income over the life of the lease using the interest method.

         Partially offsetting these decreases in rental income and earned income for the three and six months ended June 30, 1999, compared to the same period in 1998, is an increase in interest income from notes receivable of $255,000 and $311,000, respectively. This increase is attributable to new investments made in notes receivable during 1998 and 1999. During the six months ended June 30, 1999, the Partnership made new investments in notes receivable of $2.7 million, compared to $3.3 million in new investments in notes receivable during the six months ended June 30, 1998.

         Total expenses for the three and six months ended June 30, 1999, increased by $133,000 and $27,000, as compared to the same period in the previous year. This increase was due to the recognition of additional loss reserves for impaired notes receivable. The increase in the provision for losses on notes receivable, however, was offset by a decrease in all other expense items. This decrease in the other expenses is primarily attributable to a reduction in the amount of equipment owned by the Partnership.

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

         The cash generated from leasing and financing activities during the six months ended June 30, 1999 and 1998 was $4,801,000 and $5,826,000, respectively. The reduction in cash generated is attributable to a decline in payments from financing leases. Payments from financing leases decreased during 1999, compared to 1998, as a result of the Partnership's declining investment in financing leases.

         The Partnership may reinvest the cash generated by operating and financing activities in new leasing and financing transactions over the life of the Partnership. During the six months ended June 30, 1999, the Partnership acquired new equipment leases of $771,000 and new investments in notes receivable of $2.7 million, as compared to $2.6 million in new investments in equipment leases and $3.3 million in notes receivable during the same period in 1998.

         As of June 30, 1999, the Partnership owned equipment being held for lease with an original cost of $4,197,000 and a net book value of $71,000, compared to $4,256,000 and $208,000, respectively, at June 30, 1998. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's equipment as it becomes available.

         Distributions from joint ventures decreased by $206,000 during the six months ended June 30, 1999, compared to the same period in 1998. The decrease in distributions from joint ventures for the six months ended June 30, 1999, compared to the prior year, is attributable to a decline in the amount of cash available for distribution from one equipment joint venture as a result of a decrease in rental income and proceeds from sale of equipment.

         The cash distributed to partners for the six months ended June 30, 1999 was $2,249,000, as compared to $1,982,000 during the six months ended June 30, 1998. In accordance with the Partnership Agreement, the limited partners are entitled to 97% of the cash available for distribution and the General Partner is entitled to 3%. As a result, the limited partners received $2,184,000 and $1,923,000 in distributions during the six months ended June 30, 1999 and 1998, respectively. The cumulative distributions to the Limited Partners are $26,245,000 and $22,148,000 as of June 30, 1999 and 1998, respectively. The
General Partner received $65,000 and $59,000 in cash distributions for the six months ended June 30, 1999 and 1998, respectively. The Partnership plans to make distributions to partners during 1999 at a higher rate than 1998.

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

         Resource/Phoenix has a Year 2000 project plan in place. The Year 2000 project team has identified risks, and has implemented remediation procedures for its Year 2000 issues. ReSource/Phoenix has budgeted for the necessary changes, built contingency plans, and has progressed along the scheduled timeline. Installation of all remediation changes to critical software and hardware is planned to be completed by October 31, 1999.

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

                                  June 30, 1999

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

         Plaintiffs severed one cause of action from the Complaint, a claim related to the marketing and sale of CDF V, and transferred it to Marin County Superior Court (the "Berger Action"). Plaintiffs then dismissed the remaining claims in Sacramento Superior Court and refiled them in a separate lawsuit making similar allegations (the "Ash Action"). That complaint was subsequently transferred to Marin County as well.

         Plaintiffs have amended the Berger Action twice. Defendants recently answered the complaint. Discovery has recently commenced. The Companies intend to vigorously defend the Complaint.

         Defendants  have  not  yet  responded  to  the  Ash  Complaint,   which
plaintiffs amended twice. Discovery has not commenced. The Companies intend to vigorously defend the Complaint.

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


                                PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P
                                ---------------------------------------------
                                                 (Registrant)

                                  BY:  PHOENIX LEASING ASSOCIATES II, L.P.
                                       a California limited partnership,
                                       General Partner

                                       BY:  PHOENIX LEASING ASSOCIATES II, INC.
                                            a Nevada corporation,
                                            General Partner


       Date                      Title                           Signature
       ----                      -----                           ---------


August 13, 1999         Senior Vice President               /S/ GARY W. MARTINEZ
---------------         and a Director of                   --------------------
                        Phoenix Leasing Associates II, Inc. (Gary W. Martinez)


August 13, 1999         Chief Financial Officer,            /S/ HOWARD SOLOVEI
---------------         Treasurer and a Director of         --------------------
                        Phoenix Leasing Associates II, Inc. (Howard Solovei)


August 13, 1999         Senior Vice President,              /S/ BRYANT J. TONG
---------------         Financial Operations of             --------------------
                        (Principal Accounting Officer)      (Bryant J.Tong)
                        Phoenix Leasing Associates II, Inc.