Form 10QSB
period 1999-09-30
PHOENIX LEASING CASH DISTRIBUTION FUND V L P
filed 1999-11-10
CIK 867296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

  X     QUARTERLY REPORT UNDER SECTION  13 OR 15(d)  OF THE  SECURITIES EXCHANGE
-----   ACT OF 1934

                  For the quarterly period ended September 30, 1999

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

1,883,082 Units of Limited Partnership Interest were outstanding as of September 30, 1999.

Transitional small business disclosure format:

                               Yes          No   X
                                   -----       -----

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                      September 30, December 31,
                                                          1999          1998
                                                          ----          ----
ASSETS

Cash and cash equivalents                              $  3,517      $  4,834

Accounts receivable (net of allowance for
   losses on accounts receivable of $163 and
   $176 at September 30, 1999 and December 31,
   1998, respectively)                                      197           178

Notes receivable (net of allowance for losses
   on notes receivable of $174 and $595 at
   September 30, 1999 and December 31, 1998,
   respectively)                                         10,315         9,646

Equipment on operating leases and held for
   lease (net of accumulated depreciation of
   $3,434 and $5,419 at September 30, 1999
   and December 31, 1998, respectively)                     251            51

Net investment in financing leases (net of
   allowance for early terminations of $332
   and $345 at September 30, 1999 and December
   31, 1998, respectively)                                6,646         7,654

Investment in joint ventures                               --             122

Capitalized acquisition fees (net of accumulated
   amortization of $2,780 and $2,612 at September
   30, 1999 and December 31, 1998, respectively)            534           538

Other assets                                                324           194
                                                       --------      --------
   Total Assets                                        $ 21,784      $ 23,217
                                                       ========      ========
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities
   Accounts payable and accrued expenses               $  1,064      $    883
                                                       --------      --------
     Total Liabilities                                    1,064           883
                                                       --------      --------
Partners' Capital (Deficit)
   General Partner                                           11            (7)

   Limited Partners, 5,000,000 units authorized,
    2,045,838 units issued, 1,883,082 and
    1,902,708 units outstanding at September 30,
    1999 and December 31, 1998, respectively             20,448        22,218

Accumulated other comprehensive income                      261           123
                                                       --------      --------
   Total Partners' Capital (Deficit)                     20,720        22,334
                                                       --------      --------
     Total Liabilities and Partners' Capital (Deficit) $ 21,784      $ 23,217
                                                       ========      ========

        The accompanying notes are an integral part of these statements.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                         Three Months Ended   Nine Months Ended
                                            September 30,       September 30,
                                            1999     1998       1999     1998
                                            ----     ----       ----     ----
INCOME
   Rental income                          $   129   $   353   $   620   $ 1,288
   Earned income, financing leases            276       327       816     1,104
   Equity in earnings from joint
     ventures, net                             23        45        77       221
   Interest income, notes receivable          563       443     1,380       949
   Gain on sale of securities                  14      --         249         1
   Other income                                76        77       195       279
                                          -------   -------   -------   -------
     Total Income                           1,081     1,245     3,337     3,842
                                          -------   -------   -------   -------

EXPENSES
   Depreciation                                24       112       122       319
   Amortization of acquisition fees            62        84       168       210
   Lease related operating expenses            33        18        57        51
   Management fees to General Partner          82       113       243       296
   Reimbursed administrative costs to
     General Partner                           66        62       205       218
   Provision for losses on receivables         81        83       491       239
   Legal expense                               46        39       131       148
   General and administrative expenses         28        22        78        99
                                          -------   -------   -------   -------
     Total Expenses                           422       533     1,495     1,580
                                          -------   -------   -------   -------

NET INCOME                                    659       712     1,842     2,262

Other comprehensive income:
   Unrealized gains (losses) on securities:
     Unrealized holding gains (losses)
       arising during period                   62       (49)      387        33
     Less: reclassification adjustment
           for gains included in net
           income                             (14)     --        (249)       (1)
                                          -------   -------   -------   -------
   Other comprehensive income                  48       (49)      138        32
                                          -------   -------   -------   -------
COMPREHENSIVE INCOME                      $   707   $   663   $ 1,980   $ 2,294
                                          =======   =======   =======   =======


NET INCOME PER LIMITED
   PARTNERSHIP UNIT                       $   .33   $   .35   $   .91   $  1.12
                                          =======   =======   =======   =======

DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT                       $   .60   $   .50   $  1.75   $  1.50
                                          =======   =======   =======   =======

ALLOCATION OF NET INCOME:
     General Partner                      $    41   $    37   $   117   $   111
     Limited Partners                         618       675     1,725     2,151
                                          -------   -------   -------   -------
                                          $   659   $   712   $ 1,842   $ 2,262
                                          =======   =======   =======   =======

        The accompanying notes are an integral part of these statements.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                             Nine Months Ended
                                                               September 30,
                                                              1999        1998
                                                              ----        ----
Operating Activities:
--------------------
   Net income                                               $ 1,842     $ 2,262

   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                             122         319
       Amortization of acquisition fees                         168         210
       Gain on sale of equipment                               (108)        (80)
       Gain on sale of securities                              (249)         (1)
       Equity in earnings from joint ventures, net              (77)       (221)
       Provision for early termination, financing leases         79         111
       Provision for losses on notes receivable                 412         128
       Decrease (increase) in accounts receivable               (19)        189
       Increase in accounts payable and accrued expenses        150         172
       Decrease (increase) in other assets                        9         (59)
                                                            -------     -------
Net cash provided by operating activities                     2,329       3,030
                                                            -------     -------
Investing Activities:
--------------------
     Principal payments, financing leases                     2,704       4,802
     Principal payments, notes receivable                     2,241       1,566
     Proceeds from sale of equipment                            154         230
     Proceeds from sale of securities                           249           1
     Distributions from joint ventures                          199         434
     Investment in financing leases                          (2,143)     (3,074)
     Investment in notes receivable                          (3,322)     (4,744)
     Payment of acquisition fees                               (134)       (259)
                                                            -------     -------
Net cash used in investing activities                           (52)     (1,044)
                                                            -------     -------
Financing Activities:
--------------------
     Redemptions of capital                                    (173)       (241)
     Distributions to partners                               (3,421)     (2,970)
                                                            -------     -------
Net cash used in financing activities                        (3,594)     (3,211)
                                                            -------     -------

Decrease in cash and cash equivalents                        (1,317)     (1,225)

Cash and cash equivalents, beginning of period                4,834       5,087
                                                            -------     -------

Cash and cash equivalents, end of period                    $ 3,517     $ 3,862
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

Note 4.    Notes Receivable.
           ----------------

     Impaired Notes Receivable. At September 30, 1999, the Partnership has investments in notes receivable, before allowance for losses, of $10,489,000. This amount includes impaired notes receivable, net of specific write downs, of $713,000. The Partnership has an allowance for losses of $174,000 as of September 30, 1999. The average recorded investment in impaired loans during the nine months ended September 30, 1999 and 1998 was approximately $812,000 and $314,000, respectively.

     The activity in the allowance for losses on notes receivable during the nine months ended September 30, is as follows:

                                                     1999         1998
                                                     ----         ----
                                                   (Amounts In Thousands)

          Beginning balance                          $ 595       $ 368
               Provision for losses                    412         128
               Write downs                            (833)       --
                                                     -----       -----
          Ending balance                             $ 174       $ 496
                                                     =====       =====

Note 5.  Net Income (Loss) and Distributions per Limited Partnership Unit.
         ----------------------------------------------------------------

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions and the weighted average number of units outstanding of 1,897,307 and 1,918,566 for the nine months ended September 30, 1999 and 1998 respectively. For purposes of allocating income (loss) to each individual partner, the Partnership allocates net income (loss) based upon each respective limited partner's net capital contributions.

Note 6.  Investment in Joint Ventures.
         ----------------------------

Equipment Joint Venture
-----------------------

         The aggregate combined financial information of the equipment joint ventures is presented as follows:

                                                 September 30, December 31,
                                                     1999          1998
                                                     ----          ----
                                                   (Amounts in Thousands)

          Assets                                     $ 61          $184
          Liabilities                                  62           117
          Partners' Capital                            (1)           67


                                 Three Months Ended    Nine Months Ended
                                    September 30,        September 30,
                                   1999       1998      1999      1998
                                   ----       ----      ----      ----
                                          (Amounts in Thousands)

          Revenue                   $ 71      $133      $404      $689
          Expenses                     4         8        53        55
          Net Income                  67       125       351       634

Financing Joint Ventures
------------------------

         The aggregate combined financial information of the financing joint ventures is presented as follows:

                                                 September 30, December 31,
                                                     1999          1998
                                                     ----          ----
                                                   (Amounts in Thousands)

          Assets                                    $ --           $550
          Liabilities                                 --            151
          Partners' Capital                           --            399

                                 Three Months Ended    Nine Months Ended
                                    September 30,        September 30,
                                   1999       1998      1999      1998
                                   ----       ----      ----      ----
                                          (Amounts in Thousands)

          Revenue                  $   7     $  20     $   2     $  68
          Expenses                   --          5       155        13
          Net Income (Loss)            7        15      (153)       55

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

         Defendants have filed a demurrer to the Ash Complaint, which plaintiffs amended three times. Discovery has not commenced. The Companies intend to vigorously defend the Complaint.

         During the nine months ended September 30, 1999 and September 30, 1998, the Partnership recorded legal expenses of approximately $32,000 and $34,000, respectively, in connection with the above litigation as indemnification to the General Partner.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         -------------

Results of Operations

         Phoenix Leasing Cash Distribution Fund V, L.P. (the "Partnership") reported net income of $659,000 and $1,842,000 during the three and nine months ended September 30, 1999, as compared to net income of $712,000 and $2,262,000 during the three and nine months ended September 30, 1998.

         Total revenues decreased by $164,000 and $505,000 for the three and nine months ended September 30, 1999, respectively, as compared to the same period in 1998. This decrease primarily is a result of a decline in rental income from operating leases and earned income from finance leases. This decrease was offset by an increase in gain on sale of securities and interest income from notes receivable.

         Rental income decreased $224,000 and $668,000 for the three and nine months ended September 30, 1999 compared to the same period in the previous year. The decrease in rental income is attributable to a decrease in the amount of equipment owned. At September 30, 1999, the Partnership owned equipment with an aggregate original cost of approximately $18.3 million, as compared to $30 million at September 30, 1998.

         The Partnership reported a gain on sale of securities of $14,000 and $249,000 for the three and nine months ended September 30, 1999, respectively, compared to $0 and $1,000 for the same periods in the previous year. The securities sold consisted of common stock received through the exercise of stock warrants granted to the Partnership as part of financing agreements with emerging growth companies that are publicly traded. The Partnership received proceeds of $249,000 and $1,000 from the sale of these securities during the nine months ended September 30, 1999 and September 30, 1998, respectively.

          Earned income from financing leases decreased by $51,000 and $288,000 during the three and nine months ended September 30, 1999, as compared to the same period in 1998, due to a decrease in the Partnership's investment in financing leases. The investment in financing leases was $7 million at September 30, 1999, as compared to $8.7 million at September 30, 1998. The investment in financing leases, as well as earned income from financing leases, will decrease over the lease term as the Partnership amortizes income over the life of the lease using the interest method.

         Partially offsetting these decreases in rental income and earned income for the three and nine months ended September 30, 1999, compared to the same period in 1998, is an increase in interest income from notes receivable of $120,000 and $431,000, respectively. This increase is attributable to new investments made in notes receivable during 1998 and 1999.

         Total expenses for the three and nine months ended September 30, 1999, decreased by $111,000 and $85,000, as compared to the same period in the previous year. This decrease in the various items making up total expenses is primarily attributable to a reduction in the amount of equipment owned by the Partnership.

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

         The cash generated from leasing and financing activities during the nine months ended September 30, 1999 and 1998 was $7,274,000 and $9,398,000, respectively. The reduction in cash generated is attributable to a decline in payments from financing leases. Payments from financing leases decreased during 1999, compared to 1998, as a result of the Partnership's declining investment in financing leases.

         The Partnership may reinvest the cash generated by operating and financing activities in new leasing and financing transactions over the life of the Partnership. During the nine months ended September 30, 1999, the Partnership acquired new equipment leases of $2.1 million and new investments in notes receivable of $3.3 million, as compared to $3.1 million in new investments in equipment leases and $4.7 million in notes receivable during the same period in 1998.

         As of September 30, 1999, the Partnership owned equipment being held for lease with an original cost of $1,941,000 and a net book value of $251,000, compared to $4,229,000 and $242,000, respectively, at September 30, 1998. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's equipment as it becomes available.

         Distributions from joint ventures decreased by $235,000 during the nine months ended September 30, 1999, compared to the same period in 1998. The decrease in distributions from joint ventures for the nine months ended September 30, 1999, compared to the prior year, is attributable to a decline in the amount of cash available for distribution from one equipment joint venture as a result of a decrease in rental income and proceeds from sale of equipment.

         The cash distributed to partners for the nine months ended September 30, 1999 was $3,421,000, as compared to $2,970,000 during the nine months ended September 30, 1998. In accordance with the Partnership Agreement, the limited partners are entitled to 97% of the cash available for distribution and the General Partner is entitled to 3%. As a result, the limited partners received $3,321,000 and $2,881,000 in distributions during the nine months ended September 30, 1999 and 1998, respectively. The cumulative distributions to the Limited Partners are $27,380,000 and $23,106,000 as of September 30, 1999 and 1998, respectively. The General Partner received $100,000 and $89,000 in cash distributions for the nine months ended September 30, 1999 and 1998, respectively. The Partnership plans to make distributions to partners during 1999 at a higher rate than 1998.

         The cash to be generated from leasing and financing operations is anticipated to be sufficient to meet the Partnership's continuing operational expenses.

Impact of the Year 2000 Issue

         ReSourcePhoenix.com. ("ReSourcePhoenix"), an affiliate of the parent to the General Partner does all local computer processing for the General Partner. And as such ResourcePhoenix manages the Year 2000 project on behalf of the General Partner.

         ResourcePhoenix has a Year 2000 project plan in place. The Year 2000 project team has identified risks, and has implemented remediation procedures for its Year 2000 issues. ReSourcePhoenix has budgeted for the necessary changes, built contingency plans, and has progressed along the scheduled timeline. Installation of all remediation changes to critical software and hardware was completed on November 5, 1999.

         Costs incurred by the Partnership will be expensed as incurred and are not currently anticipated to be material to the Partnership's financial position or results of operations.

         The Partnership's customers consist of lessees and borrowers. The Partnership does not have knowledge of any exposure to any individual customer that would materially impact the Partnership should the customer experience a significant Year 2000 problem, however, cumulative exposure to multiple individual customers could materially impact the Partnership should multiple customers experience a significant Year 2000 problem.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.

                               September 30, 1999

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

         Defendants have filed a demurrer to the Ash Complaint, which plaintiffs amended three times. Discovery has not commenced. The Companies intend to vigorously defend the Complaint.

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


                                PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P
                                ---------------------------------------------
                                                 (Registrant)

                                  BY:  PHOENIX LEASING ASSOCIATES II, L.P.
                                       a California limited partnership,
                                       General Partner

                                       BY:  PHOENIX LEASING ASSOCIATES II, INC.
                                            a Nevada corporation,
                                            General Partner


       Date                      Title                           Signature
       ----                      -----                           ---------


November 10, 1999       Senior Vice President               /S/ GARY W. MARTINEZ
-----------------       and a Director of                   --------------------
                        Phoenix Leasing Associates II, Inc. (Gary W. Martinez)


November 10, 1999       Chief Financial Officer,            /S/ HOWARD SOLOVEI
-----------------       Treasurer and a Director of         --------------------
                        Phoenix Leasing Associates II, Inc. (Howard Solovei)


November 10, 1999       Senior Vice President,              /S/ BRYANT J. TONG
-----------------       Financial Operations of             --------------------
                        (Principal Accounting Officer)      (Bryant J.Tong)
                        Phoenix Leasing Associates II, Inc.