Form 10KSB
period 1999-12-31
PHOENIX LEASING CASH DISTRIBUTION FUND V L P
filed 2000-03-17
CIK 867296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                  ------------

                                   FORM 10-KSB

  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE
------ ACT OF 1934

For the fiscal year ended December 31, 1999      Commission File Number 0-20133


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
______________

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

The Registrant's revenue for its most recent fiscal year was $4,392,000.

As of December 31, 1999, 1,882,582 Units of Limited Partnership interest were outstanding. No market exists for the Units of Partnership interest and therefore there exists no aggregate market value at December 31, 1999.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format:

                               Yes       No   X
                                   -----    -----

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.

                         1999 FORM 10-KSB ANNUAL REPORT


                                TABLE OF CONTENTS


                                                                            Page

                                     PART I

Item 1.       Business....................................................... 3
Item 2.       Properties..................................................... 4
Item 3.       Legal Proceedings.............................................. 4
Item 4.       Submission of Matters to a Vote of Security Holders............ 5


                                     PART II

Item 5.       Market for the Registrant's Securities and Related
                Security Holder Matters...................................... 5
Item 6.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations.......................... 6
Item 7.       Financial Statements........................................... 9
Item 8.       Disagreements on Accounting and Financial Disclosure Matters...23


                                    PART III

Item 9 .      Directors and Executive Officers of the Registrant.............23
Item 10.      Executive Compensation.........................................24
Item 11.      Security Ownership of Certain Beneficial Owners and
                Management...................................................24
Item 12.      Certain Relationships and Related Transactions.................25


                                     PART IV

Item 13.      Exhibits, Financial Statement Schedules and Reports on
                Form 8-K.....................................................25


Signatures...................................................................26

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

         From the initial formation of the Partnership through December 31, 1999, the total investments in equipment leases, investments in joint ventures and financing transactions (loans) approximate $119,232,735. The average initial firm term of contractual payments from equipment subject to lease was 46.79 months, and the average initial net monthly payment rate as a percentage of the original purchase price was 2.75%. The average initial firm term of contractual payments from loans was 51.53 months.

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

Narrative Description of Business.

         The Partnership has acquired and intends to acquire and lease equipment pursuant to either "Operating" leases or "Financing" leases. At December 31, 1999, approximately 99% of the leased assets owned by the Partnership were classified as Financing leases. The Partnership has also provided and intends to provide financing secured by assets in the form of notes receivable. Operating leases are generally short-term leases under which the lessor will receive aggregate rental payments in an amount that is less than the purchase price of the equipment. Financing leases are generally for a longer term under which the noncancellable rental payments due during the initial term of the lease are at least sufficient to recover the purchase price of the equipment.

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

Other.

         A brief description of the type of assets in which the Partnership has invested through December 31, 1999, together with information concerning the uses of assets is set forth in Item 2.

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

         As of December 31, 1999, the Partnership owns equipment and has outstanding loans to borrowers with an aggregate original cost of $30,195,000. The following table summarizes the type of equipment owned or financed by the Partnership at December 31, 1999.

                                                                   Percentage of
           Asset Types                          Purchase Price(1)  Total Assets
--------------------------------                -----------------  -------------
                                             (Amounts in Thousands)

Financing of Emerging Growth Companies             $ 7,815              26%
Financing of Other Businesses                        7,247              24
Capital Equipment Leased to Emerging
  Growth Companies                                   5,373              18
Furniture and Fixtures                               3,910              13
Small Computer Systems                               2,495               8
Computer Peripherals                                 1,452               5
Miscellaneous                                        1,143               4
Telecommunications                                     760               2
                                                   -------             ---

 TOTAL                                             $30,195             100%
                                                   =======             ===

(1) These amounts include the cost of equipment on financing leases of $11,768,000 and original cost of outstanding loans of $15,062,000 at December 31, 1999.

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

     (b) Approximate number of equity security investments:

                                                     Number of Unit Holders
                     Title of Class                  as of December 31, 1999
              ----------------------------           -----------------------

              Limited Partners                                   2,258
              General Partner                                        1

Item 6.       Management's Discussion and Analysis of Financial Condition and
              ---------------------------------------------------------------
              Results of Operations.
              ---------------------

Results of Operations

         Phoenix Leasing Cash Distribution Fund V, L.P. (the Partnership) reported net income of $2,032,000 and $3,234,000 during the years ended December 31, 1999 and 1998, respectively. The decrease in net income for the year ended December 31, 1999, compared to 1998, is attributable to declines in rental income and earned income from financing leases. This decrease was offset by an increase in interest income from notes receivables and gain on sale of securities.

         Total revenues decreased by $961,000 for the year ended December 31, 1999, compared to the prior year. The decrease in rental income of $1,087,000 for the year ended December 31, 1999, compared to the prior year, is reflective of a reduction in the size of the equipment portfolio. As of December 31, 1999, the Partnership owned equipment with an aggregate original cost of $15 million compared to $23 million at December 31, 1998. Another factor contributing to the decrease in rental income is the equipment being held for lease. Until new lessees or buyers of equipment can be found, the equipment will continue to generate depreciation expense without any corresponding rental income. The effect of this will be a reduction of the Partnership earnings during this remarketing period. As of December 31, 1999, the Partnership owned equipment being held for lease with an original purchase price of $1,827,000 and a net book value of $61,000, compared to $3,976,000 and $51,000, respectively, at December 31, 1998. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's equipment as it becomes available.

           The decrease in earned income from financing leases of $483,000 for the year ended December 31, 1999, compared to the prior year, is a result of a decline in the Partnership's investment in financing leases. At December 31, 1999, the Partnership had a net investment in financing leases of $6.2 million, compared to $7.7 million at December 31, 1998. The investment in financing leases, as well as earned income from financing leases, will decrease over the lease term as the Partnership amortizes income over the life of the lease using the interest method. This decrease will be offset in part by a continuous investment of the excess cash flows of the Partnership in new leasing transactions over the life of the Partnership. During 1999, the Partnership made new investments in financing leases of $2.4 million, compared to $3.7 million during 1998.

         The above decreases in revenue were partially offset by the increase in interest income from notes receivable of $519,000 for the year ended December 31, 1999, compared to 1998, which is attributable to new investments made in notes receivable during 1999 and 1998. The Partnership made new investments in notes receivable of $3.6 million and $5.4 million for the years ended December 31, 1999 and 1998, respectively.

         The Partnership reported a gain on sale of securities of $297,000 for the year ended December 31, 1999, compared to $1,000 in 1998. The securities sold for both 1999 and 1998 consisted of common stock received through the exercise of stock warrants granted to the Partnership as part of financing agreements with emerging growth companies that are publicly traded. The Partnership received proceeds of $297,000 and $1,000 from the sale of these securities during the year ended December 31, 1999 and 1998, respectively. In addition, at December 31, 1999, the Partnership owns shares of stock and stock warrants in emerging growth companies that are publicly traded with an unrealized gain of approximately $1,729,000. These stock warrants contain certain restrictions, but are generally exercisable within one year.

         Total expenses increased by $241,000 for the year ended December 31, 1999, compared to the prior year. The increase is due to an increase of $655,000 in the provision for losses on receivables. This increase was offset by decreases in most other expenses. These decreases correspond directly to the reduction in the amount of equipment owned by the Partnership.

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

         The  Partnership  reported net cash generated by equipment  leasing and financing activities of $9,834,000 during 1999, as compared to $12,398,000 during 1998. The decrease in the net cash generated during 1999 is due to a decrease in payments on financing leases and rental income, offset by an increase in principal payments from notes receivable, as previously discussed in the Results of Operations.

         As of December 31, 1999, the Partnership owned equipment being held for lease with an original cost of $1,827,000 and a net book value of $61,000, compared to $3,976,000 and $51,000, respectively, at December 31, 1998. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's equipment as it becomes available.

         The Partnership received proceeds from the sale of equipment of $299,000 for the year ended December 31, 1999, compared to $514,000 for 1998. The decrease in proceeds for the year ended December 31, 1999, compared to 1998, is a result of decreased sales activity during 1999 compared to 1998. The Partnership sold equipment with an aggregate original cost of $10.6 million during 1999, compared to $15.7 million during 1998.

         Distributions from joint ventures for the year ended December 31, 1999 were $206,000 compared to $479,000 for 1998. The decrease in distributions from joint ventures for the year ended December 31, 1999, compared to the prior year, is attributable to a decline in the amount of cash available for distributions from one equipment joint venture as a result of a decrease in rental income and proceeds from sale of equipment.

         The cash distributed to partners for the year ended December 31, 1999 was $4,587,000, as compared to $3,953,000 during the year ended December 31, 1998. In accordance with the Partnership Agreement, the Limited Partners are entitled to 97% of the cash available for distribution and the General Partner is entitled to 3%. As a result, the limited partners received $4,452,000 and $3,834,000 in distributions during the year ended December 31, 1999 and 1998, respectively. The cumulative distributions to the Limited Partners were $28,512,000 and $24,060,000 as of December 31, 1999 and 1998, respectively. The
General Partner received $135,000 and $119,000 in cash distributions for the year ended December 31, 1999 and 1998, respectively. The Partnership anticipates making distributions to partners during 2000 at the same rate as in 1999.

         As stated in the Partnership's prospectus, redemptions were at the discretion of the General Partner. It has become necessary to discontinue redemptions to assure that the Partnership does not have to change its distribution schedules due to unexpected redemptions and also to assure that it is able to reinvest lease proceeds to maximize returns for those investors who continue in the Partnership. Redemptions were $212,000 and $259,000 for the years ended December 31, 1999 and 1998, respectively.

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

Impact of the Year 2000 Issue

         The General Partner has appointed ResourcePhoenix.com. (RPC), an affiliate of the General Partner, to manage its Year 2000 project.

         RPC has a Year 2000 project plan in place and a "Y2K Project Team" has been appointed. The team has identified risks, and has implemented remediation procedures for its Year 2000 issues. RPC has budgeted for the necessary changes, built contingency plans, and has progressed along the scheduled timeline. Installation of all remediation changes to critical software and hardware was completed on November 5, 1999. As of January 31, 2000 RPC has not encountered any material year 2000 problems with the hardware and software systems used in our operations. In addition, none of RPC's critical vendors have reported any material year 2000 problems nor have they experienced any decline in service levels from such vendors.

         RPC will continue to monitor internal and external issues related to year 2000.

         Costs incurred by the Partnership will be expenses as incurred and are not currently anticipated to be material to the Partnership's financial position or results of operations.

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

                          Item 7. FINANCIAL STATEMENTS
                                  --------------------

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                 ----------------------------------------------

                          YEAR ENDED DECEMBER 31, 1999
                          ----------------------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Partners of Phoenix Leasing Cash Distribution Fund V, L.P.:

We have audited the accompanying balance sheet of Phoenix Leasing Cash Distribution Fund V, L.P. (a California limited partnership) as of December 31, 1999 and the related statements of operations and comprehensive income, partners' capital and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Phoenix Leasing Cash Distribution Fund V, L.P. as of December 31, 1999, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.

                                                             ARTHUR ANDERSEN LLP


San Francisco, California,
  January 26, 2000

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                                  BALANCE SHEET
                 (Amounts in Thousands Except for Unit Amounts)

                                                               December 31, 1999
                                                               -----------------
ASSETS

Cash and cash equivalents                                           $ 4,521

Accounts receivable (net of allowance for losses on accounts
   receivable of $131)                                                  167

Notes receivable (net of allowance for losses on notes receivable
   of $88)                                                            8,943

Equipment on operating leases and held for lease (net of
   accumulated depreciation of $2,459)                                   61

Net investment in financing leases (net of allowance for early
   terminations of $55)                                               6,161

Investment in joint ventures                                             46

Capitalized acquisition fees (net of accumulated amortization
   of $2,866)                                                           464

Marketable securities                                                 1,729

Other assets                                                             61
                                                                    -------

     Total Assets                                                   $22,153
                                                                    =======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

   Accounts payable and accrued expenses                            $   980
                                                                    -------

     Total Liabilities                                                  980
                                                                    -------

Partners' Capital:

   General Partner                                                       12

   Limited Partners, 5,000,000 units authorized, 2,045,838
     units issued and 1,882,582 units outstanding                    19,432

   Accumulated other comprehensive income                             1,729
                                                                    -------

     Total Partners' Capital                                         21,173
                                                                    -------

     Total Liabilities and Partners' Capital                        $22,153
                                                                    =======

        The accompanying notes are an integral part of these statements.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               (Amounts in Thousands Except for Per Unit Amounts)

                                                For the Years Ended December 31,
                                                        1999       1998
                                                        ----       ----
INCOME

   Rental income                                       $   803   $ 1,890
   Earned income, financing leases                       1,058     1,541
   Interest income, notes receivable                     1,851     1,332
   Equity in earnings from joint ventures, net             130       248
   Gain on sale of securities                              297         1
   Other income                                            253       341
                                                       -------   -------

     Total Income                                        4,392     5,353
                                                       -------   -------

EXPENSES

   Depreciation                                            151       419
   Amortization of acquisition fees                        254       285
   Lease related operating expenses                         62        49
   Management fees to General Partner                      326       407
   Reimbursed administrative costs to General
     Partner                                               308       276
   Provision for losses on receivables                   1,023       368
   Legal expense                                           133       181
   General and administrative expenses                     103       134
                                                       -------   -------

     Total Expenses                                      2,360     2,119
                                                       -------   -------

NET INCOME                                               2,032     3,234

Other comprehensive income:
   Unrealized gains on securities:
     Unrealized holding gains arising during
       period                                            1,903       120
     Less:  reclassification adjustment for
       gains included in net income                       (297)       (1)
                                                       -------   -------

Other comprehensive income                               1,606       119
                                                       -------   -------

COMPREHENSIVE INCOME                                   $ 3,638   $ 3,353
                                                       =======   =======


NET INCOME PER LIMITED PARTNERSHIP UNIT                $   .99   $  1.61
                                                       =======   =======

ALLOCATION OF NET INCOME:
   General Partner                                     $   154   $   150
   Limited Partners                                      1,878     3,084
                                                       -------   -------

                                                       $ 2,032   $ 3,234
                                                       =======   =======

        The accompanying notes are an integral part of these statements.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                         STATEMENTS OF PARTNERS' CAPITAL
                 (Amounts in Thousands Except for Unit Amounts)


                                                                                     Accumulated
                                                General                                 Other
                                               Partner's      Limited Partners'     Comprehensive    Total
                                                Amount      Units         Amount       Income        Amount
                                               ---------    --------------------    -------------    ------

Balance, December 31, 1997                    $      (38)   1,925,475   $   23,227   $        4  $   23,193

Net income                                           150         --          3,084         --         3,234

Distributions to partners ($2.00 per limited
   partnership unit)                                (119)        --         (3,834)        --        (3,953)

Redemptions of capital                              --        (22,767)        (259)        --          (259)

Other comprehensive income                          --           --           --            119         119
                                              ----------   ----------   ----------   ----------  ----------

Balance, December 31, 1998                            (7)   1,902,708       22,218          123      22,334

Net income                                           154         --          1,878         --         2,032

Distributions to partners ($2.35 per limited
   partnership unit)                                (135)        --         (4,452)        --        (4,587)

Redemptions of capital                              --        (20,126)        (212)        --          (212)

Other comprehensive income                          --           --           --          1,606       1,606
                                              ----------   ----------   ----------   ----------  ----------

Balance, December 31, 1999                    $       12    1,882,582   $   19,432   $    1,729  $   21,173
                                              ==========   ==========   ==========   ==========  ==========

        The accompanying notes are an integral part of these statements.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)


                                                For the Years Ended December 31,
                                                          1999        1998
                                                          ----        ----
Operating Activities:
--------------------

   Net income                                           $ 2,032     $ 3,234

   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation                                         151         419
       Amortization of acquisition fees                     254         285
       Gain on sale of equipment                           (144)       (274)
       Gain on sale of securities                          (297)         (1)
       Equity in earnings from joint ventures, net         (130)       (248)
       Provision for early termination,
         financing leases                                    79         141
       Provision for losses on notes receivable             944         227
       Decrease in accounts receivable                       11          86
       Increase in accounts payable and accrued
         expenses                                            63          21
       Increase (decrease) in other assets                   10         (33)
                                                        -------     -------

   Net cash provided by operating activities              2,973       3,857
                                                        -------     -------

Investing Activities:
--------------------

   Principal payments, financing leases                   3,496       6,460
   Principal payments, notes receivable                   3,365       2,081
   Proceeds from sale of equipment                          299         514
   Proceeds from sale of securities                         297           1
   Distributions from joint ventures                        206         479
   Investment in financing leases                        (2,398)     (3,698)
   Investment in notes receivable                        (3,606)     (5,440)
   Payment of acquisition fees                             (146)       (295)
                                                        -------     -------

   Net cash provided by investing activities              1,513         102
                                                        -------     -------

Financing Activities:
--------------------

   Redemptions of capital                                  (212)       (259)
   Distributions to partners                             (4,587)     (3,953)
                                                        -------     -------

   Net cash used in financing activities                 (4,799)     (4,212)
                                                        -------     -------

Decrease in cash and cash equivalents                      (313)       (253)

Cash and cash equivalents, beginning of period            4,834       5,087
                                                        -------     -------

Cash and cash equivalents, end of period                $ 4,521     $ 4,834
                                                        =======     =======

        The accompanying notes are an integral part of these statements.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

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

         The General Partner is entitled to receive 3% of all distributions until the Limited Partners have recovered their initial capital contributions plus a cumulative return of 10% per annum. Thereafter, the General Partner will receive 15% of all cash distributions. From inception of the Partnership until December 31, 1999, the General Partner's interest in Cash Available for Distribution was subordinated in any calendar quarter until the Limited Partners received quarterly distributions equal to 2.50% of their capital contributions (i.e., 10% per annum), prorated for any partial period.

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

         A schedule of compensation due and distributions made to the General Partner for the years ended December 31, follows:

                                                       1999        1998
                                                       ----        ----
                                                    (Amounts in Thousands)
         Management fees                               $326        $407
         Acquisition fees                               180         274
         Cash distributions                             135         119
                                                       ----        ----

                Total                                  $641        $800
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

         The Partnership will acquire such limited partnership units for an amount equal to 85% of the "accrual basis capital account" relating to the redeemed units. The Partnership will retain the remaining 15% of the "accrual basis capital account" relating to the redeemed units. Redemptions retained by the Partnership were $32,000 and $39,000 during the years ended December 31, 1999 and 1998, respectively. "Accrual basis capital account" is computed in accordance with the books and records regularly maintained by the Partnership for financial reporting purposes, utilizing the accrual method of accounting.


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

         The Partnership's policy is to review periodically the remaining expected economic life of its rental equipment in order to determine the probability of recovering its undepreciated cost. Such reviews address, among other things, recent and anticipated technological developments affecting computer equipment and competitive factors within the computer marketplace. Where reviews of the equipment portfolio indicate that rentals plus anticipated sales proceeds will not exceed expenses in any future period, the Partnership revises its depreciation policy and will provide additional depreciation as appropriate. As a result of such periodic reviews, the Partnership provided additional depreciation expense of $0 and $8,000 for the years ended December 31, 1999 and 1998, respectively.

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

         Reclassification. Certain 1998 amounts have been reclassified to conform to the 1999 presentation.

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


Note 3.       Accounts Receivable.

         Accounts receivable consist of the following at December 31:

                                                                    1999
                                                                    ----
                                                          (Amounts in Thousands)

         Lease payments                                            $ 236
         Property taxes                                               52
         Interest                                                     10
                                                                   -----
                                                                     298
         Less: allowance for losses on accounts receivable          (131)
                                                                   -----

              Total                                                $ 167
                                                                   =====


Note 4.       Notes Receivable:
              ----------------

         Notes receivable consist of the following at December 31:

                                                                   1999
                                                                   ----
                                                          (Amounts in Thousands)
         Notes receivable from emerging growth companies,
           with stated interest ranging from 14% to 21% per
           annum, receivable in installments ranging from
           37 to 54 months, collateralized by a security
           interest in the equipment financed.                   $ 4,859

         Notes receivable from other businesses, with stated
           interest ranging from 11% to 18% per annum,
           receivable in installments ranging from
           35 to 85 months, collateralized by the equipment
           financed.                                               4,172
                                                                 -------
                                                                   9,031
         Less:  allowance for losses on notes receivable             (88)
                                                                 -------

              Total                                              $ 8,943
                                                                 =======

         Minimum payments to be received on non-cancelable notes receivable for the years ended December 31, are as follows:

                                                          (Amounts in Thousands)

         2000..................................................  $  4,315
         2001..................................................     3,386
         2002..................................................     2,097
         2003..................................................       748
         2004 and thereafter...................................       273
                                                                 --------

         Total minimum payments to be received.................    10,819
         Impaired notes receivable.............................       278
         Less:  unearned interest..............................    (2,066)
         Less:  allowance for losses...........................       (88)
                                                                 --------

         Net investment in notes receivable....................  $  8,943
                                                                 ========

         At December 31, 1999, the recorded investment in notes that are considered to be impaired was $278,000, net of specific write-downs. The average recorded investment in impaired loans during the year ended December 31, 1999 and 1998 was $678,000 and $412,000, respectively. The Partnership recognized $234,000 and $75,000 of interest income on impaired notes receivable during the years ended December 31, 1999 and 1998, respectively.

         The activity in the allowance for losses on notes receivable during the years ended December 31, is as follows:

                                                   1999           1998
                                                   ----           ----
                                                  (Amounts in Thousands)

         Beginning balance                        $   595       $   368
              Provision for losses                    944           227
              Write downs                          (1,451)         --
                                                  -------       -------
         Ending balance                           $    88       $   595
                                                  =======       =======


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

         The Partnership has also entered into direct financing lease arrangements with businesses in different industries located throughout the United States. Generally, it is the responsibility of the lessee to provide maintenance on leased equipment. The General Partner administers the equipment portfolio of leases acquired through the direct leasing program. Administration includes the collection of rents from the lessees and remarketing of the equipment.

         The net investment in financing leases consists of the following at December 31:

                                                                 1999
                                                                 ----
                                                         (Amounts in Thousands)

         Minimum lease payments to be received                 $ 7,403

         Less:  unearned income                                 (1,187)
                allowance for early termination                    (55)
                                                               -------

         Net investment in financing leases                    $ 6,161
                                                               =======

         Minimum  rentals  to  be  received  on  noncancellable   operating  and
financing leases for the years ended December 31 are as follows:

                                                         Operating    Financing
                                                         ---------    ---------
                                                         (Amounts in Thousands)

         2000.........................................    $  133        $3,361
         2001.........................................        29         2,402
         2002.........................................       -           1,193
         2003.........................................       -             415
         2004.........................................       -              32
                                                          ------        ------

         Total                                            $  162        $7,403
                                                          ======        ======

         The net book value of equipment held for lease at December 31, 1999 amounted to $61,000.


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

         An analysis of the Partnership's investment in the equipment joint venture is as follows:

                                                                         Net
                Net Investment                                        Investment
                at Beginning                 Equity in                 at End
Date              of Period    Contributions Earnings  Distributions  of Period
----            -------------- ------------- --------- -------------  ----------
                                      (Amounts in Thousands)


Year Ended
  December 31, 1998  $ 185        $ -          $ 231        $ 395       $  21
                     =====        =====        =====        =====       =====

Year Ended
  December 31, 1999  $  21        $ -          $ 168        $ 143       $  46
                     =====        =====        =====        =====       =====

         The aggregate financial information of the equipment joint venture is presented as follows:

                                                      December 31, 1999
                                                      -----------------
                                                    (Amounts in Thousands)

         Assets                                              $177
         Liabilities                                           35
         Partners' Capital                                    142

                                                For the Years Ended December 31,
                                                  1999                  1998
                                                  ----                  ----
                                                    (Amounts in Thousands)

         Revenue                                  $586                  $766
         Expenses                                   72                    59
         Net Income                                514                   707

         The General Partner earns a management fee of 3% of the Partnership's respective interest in gross revenues of the Joint Venture. Cash proceeds subject to a management fee at the joint venture level are not subject to management fees at the Partnership level.

Financing Joint Venture.
-----------------------

         The Partnership owned a 25% interest in Phoenix Joint Venture 1994-2, a Financing Joint Venture. This joint venture was closed during 1999. This investment was accounted for using the equity method of accounting. The other partners of the venture were entities organized and managed by the General Partner.

         An analysis of the Partnership's investment account in the Financing Joint Venture is as follows:


                                                                         Net
                Net Investment               Equity in                Investment
                at Beginning                 Earnings                  at End
Date              of Period    Contributions (Losses)  Distributions  of Period
----            -------------- ------------- --------- -------------  ----------
                                      (Amounts in Thousands)

Year Ended
  December 31, 1998  $ 168         $ -          $  17       $  84        $ 101
                     =====         =====        =====       =====        =====

Year Ended
  December 31, 1999  $ 101         $ -          $ (38)      $  63        $ -
                     =====         =====        =====       =====        =====

         The aggregate financial information of the Financing Joint Venture is presented as follows:

                                                For the Years Ended December 31,
                                                  1999                  1998
                                                  ----                  ----
                                                    (Amounts in Thousands)

         Revenue                                 $   2                 $  85
         Expenses                                  155                    17
         Net Income (Loss)                        (153)                   68

         The General Partner earned a management fee of 3% of the Partnership's respective interest in gross receipts of the Financing Joint Venture. Revenues subject to a management fee at the joint venture level were not subject to management fees at the Partnership level.


Note 7.       Accounts Payable and Accrued Expenses.
              -------------------------------------

         Accounts payable and accrued expenses consist of the following at December 31:

                                                                   1999
                                                                   ----
                                                          (Amounts in Thousands)

         Equipment Lease Operations                                $396
         Security Deposits                                          352
         General Partner and Affiliates                             158
         Other                                                       74
                                                                   ----

              Total                                                $980
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

         The net differences between the tax basis and the reported amounts of the Partnership's assets and liabilities are as follows at December 31, 1999:

                          Reported Amounts      Tax Basis        Net Difference
                          ----------------      ---------        --------------
                                          (Amounts in Thousands)

         Assets               $22,153            $18,781            $ 3,372
         Liabilities              980                733                247


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


Note 10.      Net Income (Loss) and Distributions per Limited Partnership Unit.
              ----------------------------------------------------------------

         Net income and distributions per limited partnership unit were based on the Limited Partner's share of net income and distributions, and the weighted average number of units outstanding of 1,893,715 and 1,914,643 for the years ended December 31, 1999 and 1998, respectively. For the purposes of allocating income (loss) and distributions to each individual Limited Partner, the Partnership allocates net income (loss) and distributions based upon each respective Limited Partner's net capital contributions.

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

         The reimbursed administrative costs to the General Partner were $308,000 and $276,000 for the years ended December 31, 1999 and 1998, respectively. The equipment storage, remarketing and data processing costs reimbursed to the General Partner during the years ended December 31, 1999 and 1998 were $58,000 and $62,000, respectively.

         In addition, the General Partner receives a management fee and an acquisition fee (see Note 1).


Note 12.      Fair Value of Financial Instruments.
              -----------------------------------

         The carrying amounts reported on the balance sheet for cash and cash equivalents, available-for-sale securities and notes receivable approximate their fair values.


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

         During the year ended December 31, 1999 and 1998, the Partnership recorded legal expenses of approximately $6,000 and $41,000, respectively, in connection with the above litigation as indemnification to the General Partner.

         The Partnership is not a party to any pending legal proceedings which would have a material adverse impact on its financial position.


Note 14.      Subsequent Events.
              -----------------

         In January 2000, cash distributions of $35,000 and $575,000 were made to the General and Limited Partners, respectively.

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

         The directors and executive officers of Phoenix Leasing Associates II, Inc. (PLAII) are as follows:

         GUS CONSTANTIN, age 62, is President, and a Director of PLAII. Mr. Constantin received a B.S. degree in Engineering from the University of Michigan and a Master's Degree in Management Science from Columbia University. From 1969 to 1972, he served as Director, Computer and Technical Equipment of DCL Incorporated (formerly Diebold Computer Leasing Incorporated), a corporation formerly listed on the American Stock Exchange, and as Vice President and General Manager of DCL Capital Corporation, a wholly-owned subsidiary of DCL Incorporated. Mr. Constantin was actively engaged in marketing manufacturer leasing programs to computer and medical equipment manufacturers and in directing DCL Incorporated's IBM System/370 marketing activities. Prior to 1969, Mr. Constantin was employed by IBM as a data processing systems engineer for four years. Mr. Constantin is an individual general partner in four active partnerships and is an NASD registered principal. Mr. Constantin is the founder of PLI and the beneficial owner of all of the common stock of Phoenix American Incorporated.

         GARY W. MARTINEZ, age 49, is Senior Vice President and a Director of PLAII. He has been associated with PLI since 1976. He manages the Asset Management Department, which is responsible for lease and loan portfolio management. This includes credit analysis, contract terms, documentation and funding; remittance application, change processing and maintenance of customer accounts; customer service, invoicing, collection, settlements and litigation; negotiating lease renewals, extensions, sales and buyouts; and management information reporting. From 1973 to 1976, Mr. Martinez was a Loan Officer with Crocker National Bank, San Francisco. Prior to 1973, he was an Area Manager with Pennsylvania Life Insurance Company. Mr. Martinez is a graduate of California State University, Chico.

         HOWARD SOLOVEI, age 38, is the Chief Financial Officer, Treasurer and a Director of PLA II. He has been associated with PLI since 1984. Mr. Solovei oversees the Finance Department. He is responsible for the structuring, planning, and monitoring of the partnerships sponsored by the General Partner and its affiliates, as well as maintaining the banking relationships. Mr. Solovei graduated with a B.S. in Business Administration from the University of California, Berkeley.

         Neither the General Partner nor any Executive Officer of the General Partner has any family relationship with the others.

         Phoenix Leasing Incorporated or its affiliates and the executive officers of the General Partner serve in a similar capacity to the following affiliated limited partnerships:


              Phoenix Leasing American Business Fund, L.P.
              Phoenix Income Fund, L.P. and
              Phoenix Leasing Cash Distribution Fund IV

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
                                                     (Amounts in Thousands)
Phoenix Leasing
  Associates II L.P.    General Partner      $   506(1)                  $    0               $    0
                                              ======                      =====                =====

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


Item 12.      Certain Relationships and Related Transactions.
              ----------------------------------------------

         None.

                                     PART IV

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                        Page No.
                                                                        --------
(a)      1.   Financial Statements:

              Balance Sheet as of December 31, 1999                        11
              Statements of Operations and Comprehensive Income
                for the Years Ended December 31, 1999 and 1998             12
              Statements of Partners' Capital for the Years
                Ended December 31, 1999 and 1998                           13
              Statements of Cash Flows for the Years Ended
              December 31, 1999 and 1998                                   14
              Notes to Financial Statements                           15 - 22

         All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed for the quarter ended December 31, 1999.

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



   Date:  March 17, 2000       By: /S/ GUS CONSTANTIN
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


/S/ GUS CONSTANTIN      President and a Director of               March 17, 2000
----------------------  Phoenix Leasing Associates II, Inc.       --------------
(Gus Constantin)        General Partner


/S/ GARY W. MARTINEZ    Senior Vice President and a Director of   March 17, 2000
----------------------  Phoenix Leasing Associates II, Inc.       --------------
(Gary W. Martinez)      General Partner


/S/ HOWARD SOLOVEI      Chief Financial Officer,                  March 17, 2000
----------------------  Treasurer and a Director of               --------------
(Howard Solovei)        Phoenix Leasing Associates II, Inc.
                        General Partner