Form 10QSB
period 2000-03-31
PHOENIX LEASING CASH DISTRIBUTION FUND V L P
filed 2000-05-12
CIK 867296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

  X     QUARTERLY REPORT UNDER SECTION  13 OR 15(d)  OF THE  SECURITIES EXCHANGE
-----   ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

1,878,334 Units of Limited Partnership Interest were outstanding as of March 31, 2000.

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
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)


                                                          March 31, December 31,
                                                            2000       1999
                                                            ----       ----

ASSETS

Cash and cash equivalents                                  $ 5,721    $ 4,521

Accounts receivable (net of allowance for losses on
  accounts receivable of $115 and $131 at March 31,
  2000 and December 31, 1999, respectively)                    162        167

Notes receivable (net of allowance for losses on notes
  receivable of $142 and $88 at March 31, 2000 and
  December 31, 1999, respectively)                           8,767      8,943

Equipment on operating leases and held for lease (net of
  accumulated depreciation of $2,667 and $2,459 at
  March 31, 2000 and December 31, 1999, respectively)          102         61

Net investment in financing leases (net of allowance for
  early terminations of $89 and $55 at March 31, 2000
  and December 31, 1999, respectively)                       5,381      6,161

Investment in joint ventures                                  --           46

Capitalized acquisition fees (net of accumulated
  amortization of $2,932 and $2,866 at March 31, 2000
  and December 31, 1999, respectively)                         436        464

Marketable securities                                          703      1,729

Other assets                                                    57         61
                                                           -------    -------

   Total Assets                                            $21,329    $22,153
                                                           =======    =======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities
  Accounts payable and accrued expenses                    $   933    $   980
                                                           -------    -------

     Total Liabilities                                         933        980
                                                           -------    -------

Partners' Capital

  General Partner                                               27         12

  Limited Partners, 5,000,000 units authorized, 2,045,838
    units issued, 1,878,334 and 1,882,582 units
    outstanding at March 31, 2000 and December 31, 1999,
    respectively                                            19,666     19,432

Accumulated other comprehensive income                         703      1,729
                                                           -------    -------

  Total Partners' Capital                                   20,396     21,173
                                                           -------    -------

    Total Liabilities and Partners' Capital                $21,329    $22,153
                                                           =======    =======

        The accompanying notes are an integral part of these statements.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                               2000       1999
                                                               ----       ----

INCOME
   Rental income                                             $   208    $   213
   Earned income, financing leases                               202        263
   Gain on sale of securities                                  1,240         13
   Interest income, notes receivable                             434        323
   Equity in earnings from joint ventures, net                     4         17
   Other income                                                   97         69
                                                             -------    -------

     Total Income                                              2,185        898
                                                             -------    -------


EXPENSES
   Depreciation                                                   64         67
   Amortization of acquisition fees                               66         55
   Lease related operating expenses                               11         15
   Management fees to General Partner                            118         76
   Reimbursed administrative costs to General Partner            107         68
   Provision for losses on receivables                           288         80
   Legal expense                                                  37         49
   General and administrative expenses                            24         23
                                                             -------    -------

     Total Expenses                                              715        433
                                                             -------    -------

NET INCOME                                                     1,470        465

Other comprehensive income:
   Unrealized gains (losses) on securities:
     Unrealized holding gains arising during period              213        307
     Less:  reclassification adjustment for gains
            included in net income                            (1,240)       (13)
                                                             -------    -------
Other comprehensive income (loss)                             (1,027)       294
                                                             -------    -------

COMPREHENSIVE INCOME                                         $   443    $   759
                                                             =======    =======


NET INCOME PER LIMITED PARTNERSHIP UNIT                      $   .76    $   .23
                                                             =======    =======

DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT                   $   .60    $   .53
                                                             =======    =======


ALLOCATION OF NET INCOME:
     General Partner                                         $    49    $    33
     Limited Partners                                          1,421        432
                                                             -------    -------
                                                             $ 1,470    $   465
                                                             =======    =======

        The accompanying notes are an integral part of these statements.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                               2000      1999
                                                               ----      ----

Operating Activities:
--------------------

Net income                                                    $ 1,470   $   465

Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation                                                   64        67
    Amortization of acquisition fees                               66        55
    Gain on sale of equipment                                      (4)       (3)
    Gain on sale of securities                                 (1,240)      (13)
    Equity in earnings from joint ventures, net                    (4)      (17)
    Provision for early termination, financing leases             234        27
    Provision for losses on notes receivable                       54        53
    Decrease in accounts receivable                                 5        40
    Increase (decrease) in accounts payable and accrued
      expenses                                                    (64)       36
    Decrease in other assets                                        4         4
                                                              -------   -------

Net cash provided by operating activities                         585       714
                                                              -------   -------

Investing Activities:
--------------------
  Principal payments, financing leases                            801       931
  Principal payments, notes receivable                          1,040       772
  Proceeds from sale of equipment                                  22        10
  Proceeds from sale of securities                              1,240        13
  Distributions from joint ventures                                50        42
  Investment in financing leases                                 (378)     (468)
  Investment in notes receivable                                 (918)   (1,502)
  Payment of acquisition fees                                     (21)      (75)
                                                              -------   -------

Net cash provided by (used in) by investing activities          1,836      (277)
                                                              -------   -------

Financing Activities:
--------------------
  Redemptions of capital                                          (57)      (27)
  Distributions to partners                                    (1,164)   (1,074)
                                                              -------   -------
Net cash used in financing activities                          (1,221)   (1,101)
                                                              -------   -------

Increase (decrease) in cash and cash equivalents                1,200      (664)

Cash and cash equivalents, beginning of period                  4,521     4,834
                                                              -------   -------

Cash and cash equivalents, end of period                      $ 5,721   $ 4,170
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


Note 2.  Reclassification.
         ----------------

         Reclassification - Certain 1999 amounts have been reclassified to conform to the 2000 presentation.


Note 3.  Income Taxes.
         ------------

         Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the financial statements of the Partnership.


Note 4.  Notes Receivable.
         ----------------

         Impaired Notes Receivable. At March 31, 2000, the Partnership has investments in notes receivable, before allowance for losses, of $8,909,000 of which $342,000 is considered to be impaired. The impaired loans of $342,000 are net of specific write-downs of $815,000. The Partnership has an allowance for losses of $142,000 as of March 31, 2000. The average recorded investment in impaired loans during the three months ended March 31, 2000 and 1999 was approximately $342,000 and $816,000, respectively.

         The activity in the allowance for losses on notes receivable during the three months ended March 31, is as follows:

                                                      2000          1999
                                                      ----          ----
                                                    (Amounts In Thousands)

         Beginning balance                            $  88         $ 595
              Provision for losses                       54            52
              Write downs                               -            (137)
                                                      -----         -----
         Ending balance                               $ 142         $ 510
                                                      =====         =====


Note 5.  Investment in Financing Leases.
         ------------------------------

         The activity in the allowance for early terminations of financing leases during the three months ended March 31, is as follows:

                                                      2000          1999
                                                      ----          ----
                                                    (Amounts In Thousands)

         Beginning balance                            $  55         $ 345
              Provision for losses                      234            27
              Write downs                              (200)          -
                                                      -----         -----
         Ending balance                               $  89         $ 372
                                                      =====         =====


Note 6.  Net Income (Loss) and Distributions per Limited Partnership Unit.
         ----------------------------------------------------------------

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions and the weighted average number of units outstanding of 1,880,539 and 1,902,375 for the three months ended March 31, 2000 and 1999 respectively. For purposes of allocating income (loss) to each individual partner, the Partnership allocates net income
(loss) based upon each respective  limited partner's net capital  contributions.


Note 7.  Investment in Joint Ventures.
         ----------------------------

Equipment Joint Venture
-----------------------

         The aggregate combined financial information of the equipment joint venture is presented as follows:

                                                     March 31,   December 31,
                                                       2000          1999
                                                       ----          ----
                                                     (Amounts in Thousands)

         Assets                                       $   -         $ 177
         Liabilities                                      -            35
         Partners' Capital                                -           142

                                                      Three Months Ended
                                                           March 31,
                                                      2000           1999
                                                      ----           ----
                                                    (Amounts in Thousands)

         Revenue                                      $  16         $ 101
         Expenses                                         3             9
         Net Income                                      13            92

         The equipment joint venture was closed during the three months ended March 31, 2000.

Financing Joint Venture
-----------------------

         The aggregate combined financial information of the financing joint venture is presented as follows:

                                                      Three Months Ended
                                                           March 31,
                                                      2000          1999
                                                      ----          ----
                                                    (Amounts in Thousands)

         Revenue                                      $   -         $   1
         Expenses                                         -            51
         Net Loss                                         -           (50)

         The financing joint venture was closed during the third quarter of 1999.


Note 8.  Legal Proceedings.
         -----------------

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

         Plaintiffs severed one cause of action from the Complaint, a claim related to the marketing and sale of CDF V, and transferred it to Marin County Superior Court (the "Berger Action"). Plaintiffs then dismissed the remaining claims in Sacramento Superior Court and re-filed them in a separate lawsuit making similar allegations (the "Ash Action").

         In the Ash action, Plaintiffs have filed a fourth amended complaint which includes six causes of action: breach of fiduciary duty, constructive fraud, judicial dissolution of Cash Distribution Fund IV, judicial dissolution of Cash Distribution Fund V, accounting and alter ego. The court sustained

Defendant's demurrers to the first four claims and Defendants have recently answered the complaint concerning the remaining claims.

         The Berger complaint relates to alleged misrepresentations made in connection with the offering of Cash Distribution Fund V. Defendants have answered the complaint and discovery has commenced. A class has been certified. The Plaintiff's deposition has been taken and no other depositions are scheduled.

         The Companies intend to vigorously defend both actions.

         During the three months ended March 31, 2000 and 1999, the Partnership recorded legal expenses of approximately $0 and $13,000, respectively, in connection with the above litigation as indemnification to the General Partner.

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

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         -------------

Results of Operations

         Phoenix Leasing Cash Distribution Fund V, L.P. (the "Partnership") reported net income of $1,470,000 during the three months ended March 31, 2000, as compared to net income of $465,000 during the three months ended March 31, 1999.

         Total revenues increased by $1,287,000 for the three months ended March 31, 2000, as compared to the same period in 1999, primarily as a result of an increase in gain on sale of securities and interest income from notes receivable. However, these increases were offset by declines in rental income from operating leases and earned income from finance leases.

         The Partnership reported a gain on sale of securities of $1,240,000 for the three months ended March 31, 2000, compared to $13,000 in 1999. The securities sold for both 2000 and 1999 consisted of common stock received through the exercise of stock warrants granted to the Partnership as part of financing agreements with emerging growth companies that are publicly traded. The Partnership received proceeds of $1,240,000 and $13,000 from the sale of these securities during the three months ended March 31, 2000 and 1999, respectively. In addition, at March 31, 2000, the Partnership owns shares of stock and stock warrants in emerging growth companies that are publicly traded with an unrealized gain of approximately $703,000. These stock warrants contain certain restrictions, but are generally exercisable within one year.

         Interest income from notes receivable increased $111,000 for the three months ended March 31, 2000, as compared to the same period in 1999. This increase is attributable to new investments made in notes receivable during 1999 and 2000. During the three months ended March 31, 2000, the Partnership made new investments in notes receivable of $918,000, compared to $1.5 million of new investments in notes receivable during the three months ended March 31, 1999.

         Partially offsetting these increases in gain on sale of securities and interest income from notes receivable for the three months ended March 31, 2000, compared to the same period in 1999, is a decrease in rental income of $5,000. The decrease in rental income is attributable to a decrease in the amount of equipment owned. At March 31, 2000, the Partnership owned equipment with an aggregate original cost of approximately $13.8 million, as compared to $21.8 million at March 31, 1999. Another factor contributing to the decrease in rental income is the equipment being held for lease. Until new lessees or buyers of equipment can be found, the equipment will continue to generate depreciation expense without any corresponding rental income. The effect of this will be a reduction of the Partnership earnings during this remarketing period. As of March 31, 2000, the Partnership owned equipment being held for lease with an original purchase price of $2,128,000 and a net book value of $102,000, compared to $4,392,000 and $151,000, respectively, at March 31, 1999. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's equipment as it becomes available.

         Earned income from financing leases decreased by $61,000 during the three months ended March 31, 2000, as compared to the same period in 1999, due to a decrease in the Partnership's investment in financing leases. The investment in financing leases was $5 million at March 31, 2000, as compared to $7 million at March 31, 1999. The investment in financing leases, as well as earned income from financing leases, will decrease over the lease term as the Partnership amortizes income over the life of the lease using the interest method. This decrease will be offset in part by a continuous investment of the excess cash flows of the Partnership in new leasing transactions over the life of the Partnership. During 2000, the Partnership made new investments in financing leases of $378,000, compared to $468,000 during 1999.

         Total expenses for the three months ended March 31, 2000 increased by $282,000, as compared to the same period in the previous year. This increase is due to an increase of $208,000 in the provision for losses on receivables resulting from the Partnership's increased investment in notes receivable. This increase was offset by decreases in most other expenses. These decreases correspond directly to the reduction in the amount of equipment owned by the Partnership.

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

         The cash generated from leasing and financing activities during the three months ended March 31, 2000 and 1999 was $2,426,000 and $2,417,000, respectively. The slight increase in cash generated is attributable to an increase in payments from notes receivable offset by a decline in payments from financing leases. Payments from notes receivable increased due to the continued acquisition of notes receivable during the years 1999 and 2000. Payments from financing leases decreased during 2000, compared to 1999, as a result of the Partnership's declining investment in financing leases.

         The Partnership may reinvest the cash generated by operating and financing activities in new leasing and financing transactions over the life of the Partnership. During the three months ended March 31, 2000, the Partnership acquired new equipment leases of $378,000 and new investments in notes receivable of $918,000, as compared to new investments in equipment leases of $468,000 and notes receivable of $1.5 million during the same period in 1999.

         As of March 31, 2000, the Partnership owned equipment being held for lease with an original cost of $2,128,000 and a net book value of $102,000, compared to $4,392,000 and $151,000, respectively, at March 31, 1999. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's equipment as it becomes available.


         Distributions from joint ventures increased by $8,000 during the three months ended March 31, 2000, compared to the same period in 1999. The increase in distributions from joint ventures for the three months ended March 31, 2000, compared to the prior year, is attributable to an increase in the amount of cash available for distribution from one equipment joint venture.

         The cash distributed to partners for the three months ended March 31, 2000 was $1,164,000, as compared to $1,074,000 during the three months ended March 31, 1999. In accordance with the Partnership Agreement, the limited partners are entitled to 97% of the cash available for distribution and the General Partner is entitled to 3%. As a result, the limited partners received $1,129,000 and $1,045,000 in distributions during the three months ended March 31, 2000 and 1999, respectively. The cumulative distributions to the Limited Partners are $29,641,000 and $25,105,000 as of March 31, 2000 and 1999,
respectively. The General Partner received $35,000 and $29,000 in cash distributions for the three months ended March 31, 2000 and 1999, respectively. The Partnership anticipates making distributions to partners during 2000 at the same rate as 1999.

         The cash to be generated from leasing and financing operations is anticipated to be sufficient to meet the Partnership's continuing operational expenses.

Impact of the Year 2000 Issue

         The General Partner has appointed ResourcePhoenix.com. (RPC), an affiliate of the General Partner, to manage its Year 2000 project.

         RPC has a Year 2000 project plan in place and a "Y2K Project Team" has been appointed. The team has identified risks, and has implemented remediation procedures for its Year 2000 issues. RPC has budgeted for the necessary changes, built contingency plans, and has progressed along the scheduled timeline. Installation of all remediation changes to critical software and hardware was completed on November 5, 1999. As of April 30, 2000, RPC has not encountered any material year 2000 problems with the hardware and software systems used in our operations. In addition, none of RPC's critical vendors have reported any material year 2000 problems nor have they experienced any decline in service levels from such vendors.

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

                                 March 31, 2000

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

         Plaintiffs severed one cause of action from the Complaint, a claim related to the marketing and sale of CDF V, and transferred it to Marin County Superior Court (the "Berger Action"). Plaintiffs then dismissed the remaining claims in Sacramento Superior Court and re-filed them in a separate lawsuit making similar allegations (the "Ash Action").

         In the Ash action, Plaintiffs have filed a fourth amended complaint which includes six causes of action: breach of fiduciary duty, constructive fraud, judicial dissolution of Cash Distribution Fund IV, judicial dissolution of Cash Distribution Fund V, accounting and alter ego. The court sustained Defendant's demurrers to the first four claims and Defendants have recently answered the complaint concerning the remaining claims.

         The Berger complaint relates to alleged misrepresentations made in connection with the offering of Cash Distribution Fund V. Defendants have answered the complaint and discovery has commenced. A class has been certified. The Plaintiff's deposition has been taken and no other depositions are scheduled.

         The Companies intend to vigorously defend both actions.

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

                                PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P
                                ---------------------------------------------
                                                 (Registrant)

                                  BY:  PHOENIX LEASING ASSOCIATES II, L.P.
                                       a California limited partnership,
                                       General Partner

                                       BY:  PHOENIX LEASING ASSOCIATES II, INC.
                                            a Nevada corporation,
                                            General Partner


    Date                    Title                              Signature
    ----                    -----                              ---------


May 12, 2000       Senior Vice President                 /S/ GARY W. MARTINEZ
--------------     and a Director of                     --------------------
                   Phoenix Leasing Associates II, Inc.   (Gary W. Martinez)


May 12, 2000       Vice President, Finance,              /S/ ANDREW N. GREGSON
--------------     Treasurer and a Director of           ---------------------
                   Phoenix Leasing Associates II, Inc.   (Andrew N. Gregson)