Form 10QSB
period 2000-06-30
PHOENIX LEASING CASH DISTRIBUTION FUND V L P
filed 2000-08-11
CIK 867296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

  X     QUARTERLY REPORT UNDER SECTION  13 OR 15(d)  OF THE  SECURITIES EXCHANGE
-----   ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

1,874,334 Units of Limited Partnership Interest were outstanding as of June 30, 2000.

Transitional small business disclosure format:

                               Yes          No   X
                                   -----       -----

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                         June 30,  December 31,
                                                           2000        1999
                                                           ----        ----
ASSETS

Cash and cash equivalents                                $ 6,387     $ 4,521

Accounts receivable (net of allowance for losses
   on accounts receivable of $100 and $131 at
   June 30, 2000 and December 31, 1999,
   respectively)                                             137         167

Notes receivable (net of allowance for losses
   on notes receivable of $65 and $88 at June 30,
   2000 and December 31, 1999, respectively)               8,244       8,943

Equipment on operating leases and held for lease
   (net of accumulated depreciation of $2,194 and
   $2,459 at June 30, 2000 and December 31, 1999,
   respectively)                                              15          61

Net investment in financing leases (net of
   allowance for early terminations of $44 and $55
   at June 30, 2000 and December 31, 1999,
   respectively)                                           5,394       6,161

Investment in joint ventures                                --            46

Capitalized acquisition fees (net of accumulated
   amortization of $3,002 and $2,866 at June 30,
   2000 and December 31, 1999, respectively)                 417         464

Marketable securities                                        718       1,729

Other assets                                                  57          61
                                                         -------     -------

   Total Assets                                          $21,369     $22,153
                                                         =======     =======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities
   Accounts payable and accrued expenses                 $ 1,542     $   980
                                                         -------     -------

     Total Liabilities                                     1,542         980
                                                         -------     -------

Partners' Capital
   General Partner                                            32          12

   Limited Partners, 5,000,000 units authorized,
     2,045,838 units issued, 1,874,334 and 1,882,582
     units outstanding at June 30, 2000 and December
     31, 1999, respectively                               19,077      19,432

Accumulated other comprehensive income                       718       1,729
                                                         -------     -------

   Total Partners' Capital                                19,827      21,173
                                                         -------     -------

     Total Liabilities and Partners' Capital             $21,369     $22,153
                                                         =======     =======

        The accompanying notes are an integral part of these statements.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                          Three Months Ended  Six Months Ended
                                                June 30,          June 30,
                                            2000      1999     2000      1999
                                            ----      ----     ----      ----
INCOME
   Rental income                          $    80   $   278   $   288   $   491
   Earned income, financing leases            248       278       450       541
   Equity in earnings from joint
     ventures, net                           --          36         4        53
   Gain on sale of securities                 317       222     1,558       235
   Interest income, notes receivable          323       494       758       817
   Other income                                87        49       183       119
                                          -------   -------   -------   -------
     Total Income                           1,055     1,357     3,241     2,256
                                          -------   -------   -------   -------

EXPENSES
   Depreciation                                28        30        93        98
   Amortization of acquisition fees            70        52       136       107
   Lease related operating expenses             5         9        17        24
   Management fees to General Partner          92        85       211       161
   Reimbursed administrative costs to
     General Partner                           73        71       180       139
   Provision for losses on receivables        128       330       416       410
   Legal expense                               33        36        70        85
   General and administrative expenses         26        26        48        49
                                          -------   -------   -------   -------
     Total Expenses                           455       639     1,171     1,073
                                          -------   -------   -------   -------

NET INCOME                                    600       718     2,070     1,183

Other comprehensive income:
   Unrealized gains on securities:
     Unrealized holding gains arising
       during period                          333        18       547       325
     Less:  reclassification adjustment
            for gains included in net
            income                           (317)     (222)   (1,558)     (235)
                                          -------   -------   -------   -------
   Other comprehensive income                  16      (204)   (1,011)       90
                                          -------   -------   -------   -------
COMPREHENSIVE INCOME                      $   616   $   514   $ 1,059   $ 1,273
                                          =======   =======   =======   =======


NET INCOME PER LIMITED
   PARTNERSHIP UNIT                       $   .29   $   .35   $  1.05   $   .58
                                          =======   =======   =======   =======

DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT                       $   .60   $   .62   $  1.20   $  1.15
                                          =======   =======   =======   =======

ALLOCATION OF NET INCOME:
     General Partner                      $    40   $    43   $    89   $    76
     Limited Partners                         560       675     1,981     1,107
                                          -------   -------   -------   -------
                                          $   600   $   718   $ 2,070   $ 1,183
                                          =======   =======   =======   =======

        The accompanying notes are an integral part of these statements.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                             Six Months Ended
                                                                 June 30,
                                                             2000        1999
                                                             ----        ----
Operating Activities:
--------------------
   Net income                                               $ 2,070     $ 1,183

   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation                                              93          98
       Amortization of acquisition fees                         136         107
       Loss (gain) on sale of equipment                          23         (52)
       Gain on sale of securities                            (1,558)       (235)
       Equity in earnings from joint ventures, net               (4)        (53)
       Provision for early termination, financing leases        209          53
       Provision for losses on notes receivable                 196         357
       Provision for losses on accounts receivable               11        --
       Decrease in accounts receivable                           19          26
       Increase in accounts payable and accrued expenses        522          41
       Decrease in other assets                                   4           7
                                                            -------     -------
Net cash provided by operating activities                     1,721       1,532
                                                            -------     -------
Investing Activities:
--------------------
     Principal payments, financing leases                     1,596       1,738
     Principal payments, notes receivable                     2,319       1,531
     Proceeds from sale of equipment                             52          54
     Proceeds from sale of securities                         1,558         235
     Distributions from joint ventures                           50         111
     Investment in financing leases                          (1,160)       (771)
     Investment in notes receivable                          (1,816)     (2,720)
     Payment of acquisition fees                                (48)       (113)
                                                            -------     -------
Net cash provided by investing activities                     2,551          65
                                                            -------     -------
Financing Activities:
--------------------
     Redemptions of capital                                     (81)        (64)
     Distributions to partners                               (2,325)     (2,249)
                                                            -------     -------
Net cash used in financing activities                        (2,406)     (2,313)
                                                            -------     -------

Increase (decrease) in cash and cash equivalents              1,866        (716)

Cash and cash equivalents, beginning of period                4,521       4,834
                                                            -------     -------

Cash and cash equivalents, end of period                    $ 6,387     $ 4,118
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

Note 4.    Notes Receivable.
           ----------------

     Impaired Notes Receivable. At June 30, 2000, the Partnership has investments in notes receivable, before allowance for losses, of $8,309,000 of which $315,000 is considered to be impaired. The impaired loans of $315,000 are net of specific write-downs of $862,000. The Partnership has an allowance for losses of $65,000 as of June 30, 2000. The average recorded investment in impaired loans during the six months ended June 30, 2000 and 1999 was approximately $329,000 and $861,000, respectively.

     The activity in the allowance for losses on notes receivable during the six months ended June 30, is as follows:

                                                       2000          1999
                                                       ----          ----
                                                      (Amounts In Thousands)

     Beginning balance                                 $  88         $ 595
          Provision for losses                           196           357
          Write downs                                   (219)         (438)
                                                       -----         -----
     Ending balance                                    $  65         $ 514
                                                       =====         =====

Note 5.  Net Income (Loss) and Distributions per Limited Partnership Unit.
         ----------------------------------------------------------------

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions and the weighted average number of units outstanding of 1,878,223 and 1,899,901 for the six months ended June 30, 2000 and 1999 respectively. For purposes of allocating income (loss) to each individual partner, the Partnership allocates net income
(loss) based upon each respective limited partner's net capital contributions.

Note 6.  Investment in Joint Ventures.
         ----------------------------

Equipment Joint Venture
-----------------------

         The aggregate combined financial information of the equipment joint ventures is presented as follows:

                                                      June 30,     December 31,
                                                        2000           1999
                                                        ----           ----
                                                      (Amounts in Thousands)

     Assets                                           $  --            $177
     Liabilities                                         --              35
     Partners' Capital                                   --             142


                                      Three Months Ended    Six Months Ended
                                           June 30,             June 30,
                                       2000        1999      2000      1999
                                       ----        ----      ----      ----
                                              (Amounts in Thousands)

     Revenue                           $ --        $232      $ 16      $332
     Expenses                            --          39         3        48
     Net Income                          --         193        13       284

         The equipment joint venture was closed during the six months ended June 30, 2000.

Financing Joint Ventures
------------------------

         The aggregate combined financial information of the financing joint ventures is presented as follows:

                                 Three Months Ended      Six Months Ended
                                      June 30,               June 30,
                                  2000        1999        2000       1999
                                  ----        ----        ----       ----
                                           (Amounts in Thousands)

     Revenue                      $ --        $   1       $ --       $   2
     Expenses                       --          111         --         162
     Net Loss                       --         (110)        --        (160)

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

         In the Ash action, Plaintiffs have filed a fourth amended complaint which includes six causes of action: breach of fiduciary duty, constructive fraud, judicial dissolution of Cash Distribution Fund IV, judicial dissolution of Cash Distribution Fund V, accounting and alter ego. Defendants recently answered the complaint. Plaintiffs have served four requests for production on July 25, 2000. The plaintiffs depositions have been taken and plaintiffs recently took depositions of defendants.

         The Berger complaint relates to alleged misrepresentations made in connection with the offering of Cash Distribution Fund V. Defendants have answered the complaint and discovery has commenced. A class has been certified. Plaintiffs have served three requests for production; defendants responded to the third request for production on July 25, 2000. The plaintiffs deposition has been taken and plaintiffs recently took depositions of defendants.

         The Companies intend to vigorously defend both actions.

         During the six months ended June 30, 2000 and 1999, the Partnership recorded legal expenses of approximately $0 and $19,000, respectively, in connection with the above litigation as indemnification to the General Partner.

         The Partnership is not a party to any pending legal proceedings which would have a material adverse impact on its financial position.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.

Item 2.       Management's  Discussion  and Analysis of Financial  Condition and
              ------------------------------------------------------------------
              Results of Operations.
              ---------------------

Results of Operations

         Phoenix Leasing Cash Distribution Fund V, L.P. (the "Partnership") reported net income of $600,000 and $2,070,000 during the three and six months ended June 30, 2000, as compared to net income of $718,000 and $1,183,000 during the three and six months ended June 30, 1999.

         Total revenues increased by $985,000 for the six months ended June 30, 2000, as compared to the same period in 1999, primarily as a result of an increase in gain on sale of securities. However, this increase was offset by the decline in rental income from operating leases and earned income from finance leases for the six months ended June 30, 2000, compared to the same period in 1999. Total revenues decreased by $302,000 for the three months ended June 30, 2000, as compared to the same period in 1999, primarily as a result of a decline in rental income from operating leases and earned income from finance leases.

         The Partnership reported a gain on sale of securities of $317,000 and $1,558,000 for the three and six months ended June 30, 2000, respectively, compared to $222,000 and $235,000 for the same periods in the previous year. The securities sold, for both 2000 and 1999, consisted of common stock received through the exercise of stock warrants granted to the Partnership as part of financing agreements with emerging growth companies that are publicly traded. The Partnership received proceeds of $1,558,000 and $235,000 from the sale of these securities during the six months ended June 30, 2000 and June 30, 1999, respectively. In addition, at June 30, 2000, the Partnership owns shares of stock and stock warrants in emerging growth companies that are publicly traded with an unrealized gain of approximately $718,000. These stock warrants contain certain restrictions, but are generally exercisable within one year.

              Rental income decreased $198,000 and $203,000 for the three and six months ended June 30, 2000 compared to the same period in the previous year. The decrease in rental income is attributable to a decrease in the amount of equipment owned. At June 30, 2000, the Partnership owned equipment with an aggregate original cost of approximately $13.6 million, as compared to $21.8 million at June 30, 1999. Another factor contributing to the decrease in rental income is the equipment being held for lease. Until new lessees or buyers of equipment can be found, the equipment will continue to generate depreciation expense without any corresponding rental income. The effect of this will be a reduction of the Partnership earnings during this remarketing period.

          Earned income from financing leases decreased by $30,000 and $91,000 during the three and six months ended June 30, 2000, as compared to the same period in 1999, due to a decrease in the Partnership's investment in financing leases. The investment in financing leases was $5 million at June 30, 2000, as compared to $7 million at June 30, 1999. The investment in financing leases, as well as earned income from financing leases, will decrease over the lease term as the Partnership amortizes income over the life of the lease using the interest method. This decrease will be offset in part by the investment of the excess cash flows of the Partnership in new leasing transactions. During 2000, the Partnership made new investments in financing leases of $1,160,000, compared to $771,000 during 1999.

         Total expenses for the six months ended June 30, 2000 increased by $98,000, as compared to the same period in the previous year. This increase is due to an increase of $50,000 in management fees to the General Partner and a $41,000 increase in reimbursed administrative costs to the General Partner. These increases were offset by decreases in most other expenses. These decreases correspond directly to the reduction in the amount of equipment owned by the Partnership. Total expenses for the three months ended June 30, 2000, decreased by $184,000, as compared to the same period in the previous year. This decrease was due to the decrease in the recognition of additional loss reserves for impaired notes receivable.

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

         The cash generated from leasing and financing activities during the six months ended June 30, 2000 and 1999 was $5,636,000 and $4,801,000, respectively. The increase in cash generated is attributable to an increase in payments from notes receivable offset by a decline in payments from financing leases. Payments from notes receivable increased due to the continued acquisition of notes receivable during the years 1999 and 2000. Payments from financing leases decreased during 2000, compared to 1999, as a result of the Partnership's declining investment in financing leases.

         The Partnership may reinvest the cash generated by operating and financing activities in new leasing and financing transactions over the life of the Partnership. During the six months ended June 30, 2000, the Partnership acquired new equipment leases of $1,160,000 and new investments in notes receivable of $1.8 million, as compared to $771,000 in new investments in equipment leases and $2.7 million in notes receivable during the same period in 1999.

         As of June 30, 2000, the Partnership owned equipment being held for lease with an original cost of $1,798,000 and a net book value of $15,000, compared to $4,197,000 and $71,000, respectively, at June 30, 1999. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's equipment as it becomes available.

         Distributions from joint ventures decreased by $61,000 during the six months ended June 30, 2000, compared to the same period in 1999. The decrease was due to one joint venture closing during the third quarter of 1999 and another joint venture closing during the first quarter of 2000.

         The cash distributed to partners for the six months ended June 30, 2000 was $2,325,000, as compared to $2,249,000 during the six months ended June 30, 1999. In accordance with the Partnership Agreement, the limited partners are entitled to 97% of the cash available for distribution and the General Partner is entitled to 3%. As a result, the limited partners received $2,255,000 and $2,184,000 in distributions during the six months ended June 30, 2000 and 1999, respectively. The cumulative distributions to the Limited Partners are $30,767,000 and $26,245,000 as of June 30, 2000 and 1999, respectively. The
General Partner received $70,000 and $65,000 in cash distributions for the six months ended June 30, 2000 and 1999, respectively. The Partnership anticipates making distributions to partners during during 2000 at the same rate as 1999.

         The cash to be generated from leasing and financing operations is anticipated to be sufficient to meet the Partnership's continuing operational expenses.

Impact of the Year 2000 Issue

         The General Partner has appointed ResourcePhoenix.com. (RPC), an affiliate of the General Partner, to manage its Year 2000 project.

         RPC has a Year 2000 project plan in place and a "Y2K Project Team" has been appointed. The team has identified risks, and has implemented remediation procedures for its Year 2000 issues. RPC has budgeted for the necessary changes, built contingency plans, and has progressed along the scheduled timeline. Installation of all remediation changes to critical software and hardware was completed on November 5, 1999. As of July 31, 2000, RPC has not encountered any material year 2000 problems with the hardware and software systems used in our operations. In addition, none of RPC's critical vendors have reported any material year 2000 problems nor have they experienced any decline in service levels from such vendors.

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

                                  June 30, 2000

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

         In the Ash action, Plaintiffs have filed a fourth amended complaint which includes six causes of action: breach of fiduciary duty, constructive fraud, judicial dissolution of Cash Distribution Fund IV, judicial dissolution of Cash Distribution Fund V, accounting and alter ego. Defendants recently answered the complaint. Plaintiffs have served four requests for production on July 25, 2000. The plaintiffs depositions have been taken and plaintiffs recently took depositions of defendants.

         The Berger complaint relates to alleged misrepresentations made in connection with the offering of Cash Distribution Fund V. Defendants have answered the complaint and discovery has commenced. A class has been certified. Plaintiffs have served three requests for production; defendants responded to the third request for production on July 25, 2000. The plaintiffs deposition has been taken and plaintiffs recently took depositions of defendants.

         The Companies intend to vigorously defend both actions.

Item 2.    Changes in Securities.  Inapplicable
           ---------------------
Item 3.    Defaults Upon Senior Securities.  Inapplicable
           -------------------------------
Item 4.    Submission of Matters to a Vote of Securities Holders.  Inapplicable
           -----------------------------------------------------
Item 5.    Other Information.  Inapplicable
           -----------------
Item 6.    Exhibits and Reports on 8-K:
           ---------------------------
               a)Exhibits:
                   (27)  Financial Data Schedule
               b)Reports on 8-K:  None

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

                                PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P
                                ---------------------------------------------
                                                 (Registrant)

                                  BY:  PHOENIX LEASING ASSOCIATES II, L.P.
                                       a California limited partnership,
                                       General Partner

                                       BY:  PHOENIX LEASING ASSOCIATES II, INC.
                                            a Nevada corporation,
                                            General Partner


    Date                    Title                              Signature
    ----                    -----                              ---------


August 11, 2000    Senior Vice President                 /S/ GARY W. MARTINEZ
---------------    and a Director of                     --------------------
                   Phoenix Leasing Associates II, Inc.   (Gary W. Martinez)


August 11, 2000    Vice President, Finance,              /S/ ANDREW N. GREGSON
---------------    Treasurer and a Director of           ---------------------
                   Phoenix Leasing Associates II, Inc.   (Andrew N. Gregson)