Form 10QSB
period 2000-09-30
PHOENIX LEASING CASH DISTRIBUTION FUND V L P
filed 2000-11-14
CIK 867296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

  X     QUARTERLY REPORT UNDER SECTION  13 OR 15(d)  OF THE  SECURITIES EXCHANGE
-----   ACT OF 1934

                For the quarterly period ended September 30, 2000

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

1,866,067 Units of Limited Partnership Interest were outstanding as of September 30, 2000.

Transitional small business disclosure format:

                               Yes          No   X
                                   -----       -----

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                      September 30, December 31,
                                                          2000          1999
                                                          ----          ----
ASSETS
Cash and cash equivalents                                $ 6,411      $ 4,521

Accounts receivable (net of allowance for losses on
   accounts receivable of $97 and $131 at September
   30, 2000 and December 31, 1999, respectively)             192          167

Notes receivable (net of allowance for losses on
   notes receivable of $66 and $88 at September 30,
   2000 and December 31, 1999, respectively)               6,962        8,943

Equipment on operating leases and held for lease
   (net of accumulated depreciation of $2,011 and
   $2,459 at September 30, 2000 and December 31,
   1999, respectively)                                       113           61

Net investment in financing leases (net of allowance
   for early terminations of $56 and $55 at September
   30, 2000 and December 31, 1999, respectively)           5,498        6,161

Investment in joint ventures                                --             46

Capitalized acquisition fees (net of accumulated
   amortization of $3,082 and $2,866 at September
   30, 2000 and December 31, 1999, respectively)             385          464

Marketable securities                                        850        1,729

Other assets                                                  57           61
                                                         -------      -------

   Total Assets                                          $20,468      $22,153
                                                         =======      =======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities
   Accounts payable and accrued expenses                 $ 1,212      $   980
                                                         -------      -------

     Total Liabilities                                     1,212          980
                                                         -------      -------

Partners' Capital
   General Partner                                            37           12

   Limited Partners, 5,000,000 units authorized,
     2,045,838 units issued, 1,866,067 and 1,882,582
     units outstanding at September 30, 2000 and
     December 31, 1999, respectively                      18,369       19,432

Accumulated other comprehensive income                       850        1,729
                                                         -------      -------

   Total Partners' Capital                                19,256       21,173
                                                         -------      -------

     Total Liabilities and Partners' Capital             $20,468      $22,153
                                                         =======      =======

        The accompanying notes are an integral part of these statements.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                          Three Months Ended  Nine Months Ended
                                             September 30,       September 30,
                                            2000      1999      2000      1999
                                            ----      ----      ----      ----
INCOME
   Rental income                          $   126   $   129   $   415   $   620
   Earned income, financing leases            178       276       629       816
   Equity in earnings from joint
     ventures, net                           --          23         4        77
   Gain on sale of securities                 304        14     1,862       249
   Interest income, notes receivable          426       563     1,183     1,380
   Other income                               117        76       299       195
                                          -------   -------   -------   -------
     Total Income                           1,151     1,081     4,392     3,337
                                          -------   -------   -------   -------

EXPENSES
   Depreciation                                18        24       111       122
   Amortization of acquisition fees            80        62       216       168
   Lease related operating expenses            15        33        31        57
   Management fees to General Partner         103        82       314       243
   Reimbursed administrative costs to
     General Partner                           61        66       242       205
   Provision for losses on receivables        267        81       683       491
   Legal expense                               67        46       137       131
   General and administrative expenses         18        28        66        78
                                          -------   -------   -------   -------
     Total Expenses                           629       422     1,800     1,495
                                          -------   -------   -------   -------

NET INCOME                                    522       659     2,592     1,842

Other comprehensive income:
   Unrealized gains on securities:
     Unrealized holding gains arising
       during period                          436        62       983       387
     Less:  reclassification adjustment
            for gains included in net
            income                           (304)      (14)   (1,862)     (249)
                                          -------   -------   -------   -------
   Other comprehensive income                 132        48      (879)      138
                                          -------   -------   -------   -------
COMPREHENSIVE INCOME                      $   654   $   707   $ 1,713   $ 1,980
                                          =======   =======   =======   =======


NET INCOME PER LIMITED
   PARTNERSHIP UNIT                       $   .26   $   .33   $  1.31   $   .91
                                          =======   =======   =======   =======

DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT                       $   .60   $   .60   $  1.80   $  1.75
                                          =======   =======   =======   =======

ALLOCATION OF NET INCOME:
     General Partner                      $    41   $    41   $   130   $   117
     Limited Partners                         481       618     2,462     1,725
                                          -------   -------   -------   -------
                                          $   522   $   659   $ 2,592   $ 1,842
                                          =======   =======   =======   =======

        The accompanying notes are an integral part of these statements.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                               Nine Months Ended
                                                                 September 30,
                                                                2000      1999
                                                                ----      ----
Operating Activities:
--------------------
   Net income                                                 $ 2,592   $ 1,842

   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                               111       122
       Amortization of acquisition fees                           216       168
       Gain on sale of equipment                                   (5)     (108)
       Gain on sale of securities                              (1,862)     (249)
       Equity in earnings from joint ventures, net                 (4)      (77)
       Provision for early termination, financing leases          261        79
       Provision for losses on notes receivable                   411       412
       Provision for losses on accounts receivable                 11      --
       Increase in accounts receivable                            (36)      (19)
       Increase in accounts payable and accrued expenses          166       150
       Decrease in other assets                                     4         9
                                                              -------   -------
Net cash provided by operating activities                       1,865     2,329
                                                              -------   -------
Investing Activities:
--------------------
     Principal payments, financing leases                       2,360     2,704
     Principal payments, notes receivable                       3,688     2,241
     Proceeds from sale of equipment                              337       154
     Proceeds from sale of securities                           1,862       249
     Distributions from joint ventures                             50       199
     Investment in financing leases                            (2,453)   (2,143)
     Investment in notes receivable                            (2,118)   (3,322)
     Payment of acquisition fees                                  (71)     (134)
                                                              -------   -------
Net cash provided by (used in) investing activities             3,655       (52)
                                                              -------   -------
Financing Activities:
--------------------
     Redemptions of capital                                      (146)     (173)
     Distributions to partners                                 (3,484)   (3,421)
                                                              -------   -------
Net cash used in financing activities                          (3,630)   (3,594)
                                                              -------   -------

Increase (decrease) in cash and cash equivalents                1,890    (1,317)

Cash and cash equivalents, beginning of period                  4,521     4,834
                                                              -------   -------

Cash and cash equivalents, end of period                      $ 6,411   $ 3,517
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

Note 4.    Notes Receivable.
           ----------------

     Impaired Notes Receivable. At September 30, 2000, the Partnership has investments in notes receivable, before allowance for losses, of $7,028,000 of which $389,000 is considered to be impaired. The impaired loans of $389,000 are net of specific write-downs of $948,000. The Partnership has an allowance for losses of $66,000 as of September 30, 2000. The average recorded investment in impaired loans during the nine months ended September 30, 2000 and 1999 was approximately $349,000 and $812,000, respectively.

     The activity in the allowance for losses on notes receivable during the nine months ended September 30, is as follows:

                                                        2000          1999
                                                        ----          ----
                                                      (Amounts In Thousands)

         Beginning balance                             $  88         $ 595
              Provision for losses                       411           412
              Write downs                               (433)         (833)
                                                       -----         -----
         Ending balance                                $  66         $ 174
                                                       =====         =====

Note 5.  Net Income (Loss) and Distributions per Limited Partnership Unit.
         ----------------------------------------------------------------

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions and the weighted average number of units outstanding of 1,875,771 and 1,897,307 for the nine months ended September 30, 2000 and 1999 respectively. For purposes of allocating income (loss) to each individual partner, the Partnership allocates net income (loss) based upon each respective limited partner's net capital contributions.

Note 6.  Investment in Joint Ventures.
         ----------------------------

Equipment Joint Venture
-----------------------

         The aggregate combined financial information of the equipment joint ventures is presented as follows:

                                         September 30,    December 31,
                                            2000             1999
                                            ----             ----
                                            (Amounts in Thousands)

         Assets                             $  -             $177
         Liabilities                           -               35
         Partners' Capital                     -              142


                                 Three Months Ended        Nine Months Ended
                                    September 30,            September 30,
                                   2000       1999          2000      1999
                                   ----       ----          ----      ----
                                            (Amounts in Thousands)

         Revenue                   $  -       $ 71          $ 16      $404
         Expenses                     -          4             3        53
         Net Income                   -         67            13       351

         The equipment joint venture was closed during the nine months ended September 30, 2000.

Financing Joint Ventures
------------------------

         The aggregate combined financial information of the financing joint ventures is presented as follows:

                                 Three Months Ended        Nine Months Ended
                                    September 30,            September 30,
                                   2000       1999          2000      1999
                                   ----       ----          ----      ----
                                            (Amounts in Thousands)

         Revenue                  $   -      $   7         $   -     $   2
         Expenses                     -          -             -       155
         Net Loss                     -          7             -      (153)

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

         The Ash complaint includes six causes of action: breach of fiduciary duty, constructive fraud, judicial dissolution of Cash Distribution Fund IV, judicial dissolution of Cash Distribution Fund V, accounting and alter ego. Defendants recently answered the complaint and discovery has commenced. The plaintiffs' depositions have been taken, and plaintiffs recently took depositions of defendants.

         The Berger complaint relates to alleged misrepresentations made in connection with the offering of Cash Distribution V. Defendants have answered the complaint and discovery has commenced. A class has been certified. The plaintiffs' depositions have been taken, and plaintiffs recently took depositions of defendants.

         On August 28, 2000, the Ash and Berger actions were consolidated (the "Consolidated Action") pursuant to stipulation by both parties. Plaintiffs recently served a first request for production in the Consolidated Action; defendants will respond to the first request for production on November 22, 2000.

         The Companies intend to vigorously defend the Consolidated Action.

         During the nine months ended September 30, 2000 and 1999, the Partnership recorded legal expenses of approximately $0 and $32,000, respectively, in connection with the above litigation as indemnification to the General Partner.

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

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         -------------

Results of Operations

         Phoenix Leasing Cash Distribution Fund V, L.P. (the "Partnership") reported net income of $522,000 and $2,592,000 during the three and nine months ended September 30, 2000, as compared to net income of $659,000 and $1,842,000 during the three and nine months ended September 30, 1999.

         Total revenues increased by $70,000 and $1,055,000 for the three and nine months ended September 30, 2000, as compared to the same period in 1999, primarily as a result of an increase in gain on sale of securities. However, this increase was offset by the decline in rental income from operating leases, earned income from finance leases and interest income from notes receivable for the three and nine months ended September 30, 2000, compared to the same period in 1999.

         The Partnership reported a gain on sale of securities of $304,000 and $1,862,000 for the three and nine months ended September 30, 2000, respectively, compared to $14,000 and $249,000 for the same periods in the previous year. The securities sold, for both 2000 and 1999, consisted of common stock received through the exercise of stock warrants granted to the Partnership as part of financing agreements with emerging growth companies that are publicly traded. The Partnership received proceeds of $1,862,000 and $249,000 from the sale of these securities during the nine months ended September 30, 2000 and September 30, 1999, respectively. In addition, at September 30, 2000, the Partnership owns shares of stock and stock warrants in emerging growth companies that are publicly traded with an unrealized gain of approximately $850,000. These stock warrants contain certain restrictions, but are generally exercisable within one year.

         Rental income decreased $3,000 and $205,000 for the three and nine months ended September 30, 2000 compared to the same period in the previous year. The decrease in rental income is attributable to a decrease in the amount of equipment owned. At September 30, 2000, the Partnership owned equipment with an aggregate original cost of approximately $13.3 million, as compared to $18.3 million at September 30, 1999. Another factor contributing to the decrease in rental income is the equipment being held for lease. Until new lessees or buyers of equipment can be found, the equipment will continue to generate depreciation expense without any corresponding rental income. The effect of this will be a reduction of the Partnership earnings during this remarketing period.

         Earned income from financing leases decreased by $98,000 and $187,000 during the three and nine months ended September 30, 2000, as compared to the same period in 1999, due to a decrease in the Partnership's investment in financing leases. The investment in financing leases was $5 million at September 30, 2000, as compared to $7 million at September 30, 1999. The investment in financing leases, as well as earned income from financing leases, will decrease over the lease term as the Partnership amortizes income over the life of the lease using the interest method. This decrease will be offset in part by the investment of the excess cash flows of the Partnership in new leasing transactions. During 2000, the Partnership made new investments in financing leases of $2,453,000, compared to $2,143,000 during 1999.

         Interest income from notes receivable decreased by $137,000 and $197,000 for the three and nine months ended September 30, 2000, respectively, compared to 1999. The decrease in interest income from notes receivable is attributable to the decline in net investment in notes receivable. The net investment in notes receivable was $6,962,000 at September 30, 2000, compared to $10,315,000 at September 30, 1999. The decrease will be offset in part by the investment of the excess cash flows of the Partnership in new loan transactions. During 2000, the Partnership made new investments in notes receivable of $2,118,000, compared to $3,322,000 during 1999.

         Total expenses for the three and nine months ended September 30, 2000 increased by $207,000 and $305,000, respectively, as compared to the same periods in the previous year. These increases are due to an increase in management fees to the General Partner, reimbursed administrative costs to the General Partner, amortization of acquisition fees and provision for losses on receivables. The increase in the provision for losses on receivables was due to the recognition of additional loss reserves for impaired leases. These increases were offset by decreases in most other expenses. These decreases correspond directly to the reduction in the amount of equipment owned by the Partnership.

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

         The cash generated from leasing and financing activities during the nine months ended September 30, 2000 and 1999 was $7,913,000 and $7,274,000, respectively. The increase in cash generated is attributable to an increase in payments from notes receivable offset by a decline in payments from financing leases. Payments from notes receivable increased due to the continued acquisition of notes receivable during the years 1999 and 2000. Payments from financing leases decreased during 2000, compared to 1999, as a result of the Partnership's declining investment in financing leases.

         The Partnership may reinvest the cash generated by operating and financing activities in new leasing and financing transactions over the life of the Partnership. During the nine months ended September 30, 2000, the Partnership acquired new equipment leases of $2.5 million and new investments in notes receivable of $2.1 million, as compared to $2.1 million in new investments in equipment leases and $3.3 million in notes receivable during the same period in 1999.

         As of September 30, 2000, the Partnership owned equipment being held for lease with an original cost of $1,716,000 and a net book value of $113,000, compared to $1,941,000 and $251,000, respectively, at September 30, 1999. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's equipment as it becomes available.

         Distributions from joint ventures decreased by $149,000 during the nine months ended September 30, 2000, compared to the same period in 1999. The decrease was due to one joint venture closing during the third quarter of 1999 and another joint venture closing during the first quarter of 2000.

         The cash distributed to partners for the nine months ended September 30, 2000 was $3,484,000, as compared to $3,421,000 during the nine months ended September 30, 1999. In accordance with the Partnership Agreement, the limited partners are entitled to 97% of the cash available for distribution and the General Partner is entitled to 3%. As a result, the limited partners received $3,379,000 and $3,321,000 in distributions during the nine months ended September 30, 2000 and 1999, respectively. The cumulative distributions to the Limited Partners are $31,891,000 and $27,380,000 as of September 30, 2000 and 1999, respectively. The General Partner received $105,000 and $100,000 in cash distributions for the nine months ended September 30, 2000 and 1999, respectively. The Partnership anticipates making distributions to partners during 2000 at the same rate as 1999.

         The cash to be generated from leasing and financing operations is anticipated to be sufficient to meet the Partnership's continuing operational expenses.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.

                               September 30, 2000

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

         The Ash complaint includes six causes of action: breach of fiduciary duty, constructive fraud, judicial dissolution of Cash Distribution Fund IV, judicial dissolution of Cash Distribution Fund V, accounting and alter ego. Defendants recently answered the complaint and discovery has commenced. The plaintiffs' depositions have been taken, and plaintiffs recently took depositions of defendants.

         The Berger complaint relates to alleged misrepresentations made in connection with the offering of Cash Distribution V. Defendants have answered the complaint and discovery has commenced. A class has been certified. The plaintiffs' depositions have been taken, and plaintiffs recently took depositions of defendants.

         On August 28, 2000, the Ash and Berger actions were consolidated (the "Consolidated Action") pursuant to stipulation by both parties. Plaintiffs recently served a first request for production in the Consolidated Action; defendants will respond to the first request for production on November 22, 2000.

         The Companies intend to vigorously defend the Consolidated Action.

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

                                PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P
                                ---------------------------------------------
                                                 (Registrant)

                                  BY:  PHOENIX LEASING ASSOCIATES II, L.P.
                                       a California limited partnership,
                                       General Partner

                                       BY:  PHOENIX LEASING ASSOCIATES II, INC.
                                            a Nevada corporation,
                                            General Partner


    Date                    Title                              Signature
    ----                    -----                              ---------


November 13, 2000  Senior Vice President                 /S/ GARY W. MARTINEZ
-----------------  and a Director of                     --------------------
                   Phoenix Leasing Associates II, Inc.   (Gary W. Martinez)


November 13, 2000  Vice President, Finance,              /S/ ANDREW N. GREGSON
-----------------  Treasurer and a Director of           ---------------------
                   Phoenix Leasing Associates II, Inc.   (Andrew N. Gregson)