Form 10KSB
period 2000-12-31
PHOENIX LEASING CASH DISTRIBUTION FUND V L P
filed 2001-03-22
CIK 867296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                  ------------

                                   FORM 10-KSB

  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE
------ ACT OF 1934

For the fiscal year ended December 31, 2000      Commission File Number 0-20133


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

The Registrant's revenue for its most recent fiscal year was $5,846,000.

As of December 31, 2000, 1,861,289 Units of Limited Partnership interest were outstanding. No market exists for the Units of Partnership interest and therefore there exists no aggregate market value at December 31, 2000.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format:

                               Yes       No   X
                                   -----    -----

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.

                         2000 FORM 10-KSB ANNUAL REPORT


                                TABLE OF CONTENTS


                                                                            Page

                                     PART I

Item 1.       Business......................................................  3
Item 2.       Properties....................................................  4
Item 3.       Legal Proceedings.............................................  4
Item 4.       Submission of Matters to a Vote of Security Holders...........  5


                                     PART II

Item 5.       Market for the Registrant's Securities and Related
                Security Holder Matters.....................................  5
Item 6.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations.........................  6
Item 7.       Financial Statements..........................................  8
Item 8.       Disagreements on Accounting and Financial Disclosure
                Matters..................................................... 23


                                    PART III

Item 9 .      Directors and Executive Officers of the Registrant............ 23
Item 10.      Executive Compensation........................................ 24
Item 11.      Security Ownership of Certain Beneficial Owners and
                Management.................................................. 24
Item 12.      Certain Relationships and Related Transactions................ 25


                                     PART IV

Item 13.      Exhibits, Financial Statement Schedules and Reports
                on Form 8-K................................................. 25


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

         From the initial formation of the Partnership through December 31, 2000, the total investments in equipment leases, investments in joint ventures and financing transactions (loans) approximate $115,867,927. The average initial firm term of contractual payments from equipment subject to lease was 46.84 months, and the average initial net monthly payment rate as a percentage of the original purchase price was 2.76%. The average initial term of contractual payments from loans was 51.47 months.

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

Narrative Description of Business.

         The Partnership has acquired equipment pursuant to either "Operating" leases or "Financing" leases. At December 31, 2000, approximately 96% of the leased assets owned by the Partnership were classified as Financing leases. The Partnership has also provided financing secured by assets in the form of notes receivable. Operating leases are generally short-term leases under which the lessor will receive aggregate rental payments in an amount that is less than the purchase price of the equipment. Financing leases are generally for a longer term under which the noncancellable rental payments due during the initial term of the lease are at least sufficient to recover the purchase price of the equipment.

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

Other.

         A brief description of the type of assets in which the Partnership has invested through December 31, 2000, together with information concerning the uses of assets is set forth in Item 2.

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

         As of December 31, 2000, the Partnership owns equipment and has outstanding loans to borrowers with an aggregate original cost of $24,524,000. The following table summarizes the type of equipment owned or financed by the Partnership at December 31, 2000.

                                                                  Percentage of
            Asset Types                      Purchase Price(1)    Total Assets
-------------------------------------     ----------------------  -------------
                                          (Amounts in Thousands)

Financing of Emerging Growth Companies            $ 8,047              33%
Capital Equipment Leased to Emerging
  Growth Companies                                  6,404              26
Financing of Other Businesses                       3,772              15
Furniture and Fixtures                              1,963               8
Small Computer Systems                              1,526               6
Computer Peripherals                                1,206               5
Miscellaneous                                         959               4
Telecommunications                                    647               3
                                                  -------             ---

 TOTAL                                            $24,524             100%
                                                  =======             ===

(1) These amounts include the cost of equipment on financing leases of $8,880,000 and original cost of outstanding loans of $11,819,000 at December 31, 2000.

Item 3.       Legal Proceedings.
              -----------------

     The Registrant is not a direct party to any pending legal proceedings which would have a material impact on its financial position.

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

     (b) Approximate number of equity security investments:

                                                       Number of Unit Holders
                     Title of Class                    as of December 31, 2000
              ----------------------------             -----------------------

              Limited Partners                                  2,225
              General Partner                                       1

Item 6.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         -------------

Results of Operations

         Phoenix Leasing Cash Distribution Fund V, L.P. (the Partnership) reported net income of $3,278,000 and $2,032,000 during the years ended December 31, 2000 and 1999, respectively. The increase in net income for the year ended December 31, 2000, compared to 1999, is attributable to an increase in gain on sale of securities. However, this increase was offset by a decrease in rental income, earned income from financing leases and interest income from notes receivable.

         Total income increased by $1,454,000 for the year ended December 31, 2000, compared to the prior year. The Partnership reported a gain on sale of securities of $2,476,000 for the year ended December 31, 2000, compared to $297,000 in 1999. The securities sold for both 2000 and 1999 consisted of common stock received through the exercise of stock warrants granted to the Partnership as part of financing agreements with emerging growth companies that are publicly traded. The Partnership received proceeds of $2,476,000 and $297,000 from the sale of these securities during the year ended December 31, 2000 and 1999, respectively. In addition, at December 31, 2000, the Partnership owns shares of stock and stock warrants in emerging growth companies that are publicly traded with an unrealized gain of approximately $2,000. These stock warrants contain certain restrictions, but are generally exercisable within one year.

         The decrease in rental income of $276,000 for the year ended December 31, 2000, compared to the prior year, is reflective of a reduction in the size of the equipment portfolio. As of December 31, 2000, the Partnership owned equipment with an aggregate original cost of $13 million compared to $15 million at December 31, 1999. Another factor contributing to the decrease in rental income is the equipment being held for lease. Until new lessees or buyers of equipment can be found, the equipment will continue to generate depreciation expense without any corresponding rental income. The effect of this will be a reduction of the Partnership earnings during this remarketing period. As of December 31, 2000, the Partnership owned equipment being held for lease with an original purchase price of $3,133,000 and a net book value of $209,000, compared to $1,827,000 and $61,000, respectively, at December 31, 1999. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's equipment as it becomes available.

         The decrease in earned income from financing leases of $229,000 for the year ended December 31, 2000, compared to the prior year, is a result of a decline in the Partnership's investment in financing leases. At December 31, 2000, the Partnership had a net investment in financing leases of $4.4 million, compared to $6.2 million at December 31, 1999. The investment in financing leases, as well as earned income from financing leases, will decrease over the lease term as the Partnership amortizes income over the life of the lease using the interest method. During 2000, the Partnership made new investments in financing leases of $2.5 million, compared to $2.4 million during 1999.

         The decrease in interest income from notes receivable of $265,000 for the year ended December 31, 2000, compared to 1999, is attributable to the decline in net investment in notes receivable. The net investment in notes receivable was $5.8 million at December 31, 2000 compared to $8.9 million at December 31, 1999. The Partnership made new investments in notes receivable of $2.1 million and $3.6 million for the years ended December 31, 2000 and 1999, respectively.

         Total expenses increased by $208,000 for the year ended December 31, 2000, compared to the prior year. The increase is due to an increase of $94,000 in the provision for losses on receivables, $77,000 increase in management fees to the General Partner, $47,000 increase in legal expense and a $23,000 increase in amortization of acquisition fees. The increase in the provision for losses on receivables was due to the recognition of additional loss reserves for impaired leases. These increases were offset by decreases in other expenses. These decreases correspond to the reduction in the amount of equipment owned by the Partnership.

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

         The Partnership reported net cash generated by equipment leasing and financing activities of $10,010,000 during 2000, as compared to $9,834,000 during 1999. The increase in the net cash generated during 2000 is due to an increase in principal payments from notes receivable, offset by a decrease in payments on financing leases and rental income. Payments from notes receivable increased due to the continued acquisition of notes receivable during the years 1999 and 2000. Payments from financing leases decreased during 2000, compared to 1999, as a result of the Partnership's declining investment in financing leases.

         As of December 31, 2000, the Partnership owned equipment being held for lease with an original cost of $3,133,000 and a net book value of $209,000, compared to $1,827,000 and $61,000, respectively, at December 31, 1999. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's equipment as it becomes available.

         Distributions from joint ventures for the year ended December 31, 2000 were $50,000 compared to $206,000 for 1999. The decrease in distributions from joint ventures for the year ended December 31, 2000, compared to the prior year, is attributable to one joint venture closing during the third quarter of 1999 and the another joint venture being closed during the first quarter of 2000.

         The cash distributed to partners for the year ended December 31, 2000 was $4,636,000, as compared to $4,587,000 during the year ended December 31, 1999. In accordance with the Partnership Agreement, the Limited Partners are entitled to 97% of the cash available for distribution and the General Partner is entitled to 3%. As a result, the limited partners received $4,497,000 and $4,452,000 in distributions during the year ended December 31, 2000 and 1999, respectively. The cumulative distributions to the Limited Partners were $33,009,000 and $28,512,000 as of December 31, 2000 and 1999, respectively. The
General Partner received $139,000 and $135,000 in cash distributions for the years ended December 31, 2000 and 1999, respectively. The Partnership anticipates making distributions to partners during 2001 at least at the same rate as in 2000.

         As stated in the Partnership's prospectus, redemptions were at the discretion of the General Partner. Redemptions were $200,000 and $212,000 for the years ended December 31, 2000 and 1999, respectively.

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

                          Item 7. FINANCIAL STATEMENTS
                                  --------------------

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                 ----------------------------------------------

                          YEAR ENDED DECEMBER 31, 2000
                          ----------------------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Partners of Phoenix Leasing Cash Distribution Fund V, L.P.:

We have audited the accompanying balance sheet of Phoenix Leasing Cash Distribution Fund V, L.P. (a California limited partnership) as of December 31, 2000 and the related statements of operations and comprehensive income, partners' capital and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Phoenix Leasing Cash Distribution Fund V, L.P. as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.

                                                             ARTHUR ANDERSEN LLP


San Francisco, California,
  January 26, 2001

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                                  BALANCE SHEET
                 (Amounts in Thousands Except for Unit Amounts)

                                                               December 31, 2000
                                                               -----------------
ASSETS

Cash and cash equivalents                                            $ 7,917

Accounts receivable (net of allowance for losses on accounts
   receivable of $94)                                                    171

Notes receivable (net of allowance for losses on notes receivable
   of $163)                                                            5,816

Equipment on operating leases and held for lease (net of
   accumulated depreciation of $2,210)                                   209

Net investment in financing leases (net of allowance for early
   terminations of $137)                                               4,433

Capitalized acquisition fees (net of accumulated amortization
   of $3,143)                                                            324

Other assets                                                              67
                                                                     -------

     Total Assets                                                    $18,937
                                                                     =======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

   Accounts payable and accrued expenses                             $ 1,049
                                                                     -------

     Total Liabilities                                                 1,049
                                                                     -------

Partners' Capital:

   General Partner                                                        43

   Limited Partners, 5,000,000 units authorized, 2,045,838
     units issued and 1,861,289 units outstanding                     17,843

   Accumulated other comprehensive income                                  2
                                                                     -------

     Total Partners' Capital                                          17,888
                                                                     -------

     Total Liabilities and Partners' Capital                         $18,937
                                                                     =======

        The accompanying notes are an integral part of these statements.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               (Amounts in Thousands Except for Per Unit Amounts)

                                                For the Years Ended December 31,
                                                        2000       1999
                                                        ----       ----
INCOME

   Rental income                                       $   527   $   803
   Earned income, financing leases                         829     1,058
   Interest income, notes receivable                     1,586     1,851
   Equity in earnings from joint ventures, net               4       130
   Gain on sale of securities                            2,476       297
   Other income                                            424       253
                                                       -------   -------

     Total Income                                        5,846     4,392
                                                       -------   -------

EXPENSES

   Depreciation                                            145       151
   Amortization of acquisition fees                        277       254
   Lease related operating expenses                         47        62
   Management fees to General Partner                      403       326
   Reimbursed administrative costs to General
     Partner                                               303       308
   Provision for losses on leases and loans              1,117     1,023
   Legal expense                                           180       133
   General and administrative expenses                      96       103
                                                       -------   -------

     Total Expenses                                      2,568     2,360
                                                       -------   -------

NET INCOME                                               3,278     2,032

Other comprehensive income (loss):
   Unrealized gains on securities:
     Unrealized holding gains arising during period        749     1,903
     Less: reclassification adjustment for gains
           included in net income                       (2,476)     (297)
                                                       -------   -------

Other comprehensive income (loss)                       (1,727)    1,606
                                                       -------   -------

COMPREHENSIVE INCOME                                   $ 1,551   $ 3,638
                                                       =======   =======


NET INCOME PER LIMITED PARTNERSHIP UNIT                $  1.66   $   .99
                                                       =======   =======

ALLOCATION OF NET INCOME:
   General Partner                                     $   170   $   154
   Limited Partners                                      3,108     1,878
                                                       -------   -------

                                                       $ 3,278   $ 2,032
                                                       =======   =======

        The accompanying notes are an integral part of these statements.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                         STATEMENTS OF PARTNERS' CAPITAL
                 (Amounts in Thousands Except for Unit Amounts)


                                                                                      Accumulated
                                                General                                 Other
                                               Partner's      Limited Partners'      Comprehensive   Total
                                                 Amount      Units        Amount        Income       Amount
                                               ---------     -------------------     -------------   ------

Balance, December 31, 1998                    $       (7)   1,902,708   $   22,218   $      123   $   22,334

Net income                                           154         --          1,878         --          2,032

Distributions to partners ($2.35 per limited
   partnership unit)                                (135)        --         (4,452)        --         (4,587)

Redemptions of capital                              --        (20,126)        (212)        --           (212)

Other comprehensive income                          --           --           --          1,606        1,606
                                              ----------   ----------   ----------   ----------   ----------

Balance, December 31, 1999                            12    1,882,582       19,432        1,729       21,173

Net income                                           170         --          3,108         --          3,278

Distributions to partners ($2.40 per limited
   partnership unit)                                (139)        --         (4,497)        --         (4,636)

Redemptions of capital                              --        (21,293)        (200)        --           (200)

Other comprehensive loss                            --           --           --         (1,727)      (1,727)
                                              ----------   ----------   ----------   ----------   ----------

Balance, December 31, 2000                    $       43    1,861,289   $   17,843   $        2   $   17,888
                                              ==========   ==========   ==========   ==========   ==========

        The accompanying notes are an integral part of these statements.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)


                                                For the Years Ended December 31,
                                                       2000        1999
                                                       ----        ----
Operating Activities:
--------------------

   Net income                                        $ 3,278     $ 2,032

   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation                                      145         151
       Amortization of acquisition fees                  277         254
       Gain on sale of equipment                          (5)       (144)
       Gain on sale of securities                     (2,476)       (297)
       Equity in earnings from joint ventures, net        (4)       (130)
       Provision for early termination, financing
         leases                                          507          79
       Provision for losses on notes receivable          582         944
       Provision for losses on accounts receivable        28        --
       Decrease (increase) in accounts receivable        (32)         11
       Decrease (increase) in other assets                (3)         10
       Increase in accounts payable and accrued
         expenses                                          3          63
                                                     -------     -------

   Net cash provided by operating activities           2,300       2,973
                                                     -------     -------

Investing Activities:
--------------------

   Principal payments, financing leases                3,048       3,496
   Principal payments, notes receivable                4,662       3,365
   Proceeds from sale of equipment                       338         299
   Proceeds from sale of securities                    2,476         297
   Distributions from joint ventures                      50         206
   Investment in financing leases                     (2,453)     (2,398)
   Investment in notes receivable                     (2,117)     (3,606)
   Payment of acquisition fees                           (72)       (146)
                                                     -------     -------

   Net cash provided by investing activities           5,932       1,513
                                                     -------     -------

Financing Activities:
--------------------

   Redemptions of capital                               (200)       (212)
   Distributions to partners                          (4,636)     (4,587)
                                                     -------     -------

   Net cash used in financing activities              (4,836)     (4,799)
                                                     -------     -------

Increase (decrease) in cash and cash equivalents       3,396        (313)

Cash and cash equivalents, beginning of period         4,521       4,834
                                                     -------     -------

Cash and cash equivalents, end of period             $ 7,917     $ 4,521
                                                     =======     =======

        The accompanying notes are an integral part of these statements.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

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

         The General Partner is entitled to receive 3% of all distributions until the Limited Partners have recovered their initial capital contributions plus a cumulative return of 10% per annum. Thereafter, the General Partner will receive 15% of all cash distributions. From inception of the Partnership until December 31, 2000, the General Partner's interest in Cash Available for Distribution was subordinated in any calendar quarter until the Limited Partners received quarterly distributions equal to 2.50% of their capital contributions (i.e., 10% per annum), prorated for any partial period.

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

         A schedule of compensation due and related distributions made to the General Partner for the years ended December 31, follows:

                                                       2000        1999
                                                       ----        ----
                                                    (Amounts in Thousands)
         Management fees                               $403        $326
         Acquisition fees                               137         180
         Cash distributions                             139         135
                                                       ----        ----

                Total                                  $679        $641
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

       The Partnership will acquire such limited partnership units for an amount equal to 85% of the "accrual basis capital account" relating to the redeemed units. The Partnership will retain the remaining 15% of the "accrual basis capital account" relating to the redeemed units. Redemptions retained by the Partnership were $30,000 and $32,000 during the years ended December 31, 2000 and 1999, respectively. "Accrual basis capital account" is computed in accordance with the books and records regularly maintained by the Partnership for financial reporting purposes, utilizing the accrual method of accounting.


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

       Impaired Notes Receivable. Notes receivable are classified as impaired and the accrual of interest on such notes are discontinued when the contractual payment of principal and interest has become 90 days past due or management has serious doubts about further collectibility of the contractual payments, even though the loan may currently be performing. When a note receivable is classified as impaired, income recognition is discontinued. Any payments received subsequent to the placement of the note receivable on impaired status will generally be applied towards the reduction of the outstanding note receivable balance, which may include previously accrued interest as well as principal. Once the principal and accrued interest has been reduced to zero, the remaining payments will be applied to interest income. Impaired notes receivable are measured based on the present value of expected future cash flows discounted at the note's original effective interest rate. Alternatively, impairment is measured based on the note's observable market price or the fair value of the collateral if the note is collateral-dependent. When the measure of the impaired note is less than the recorded investment in the note, the impairment is recorded through a valuation allowance, which is included in the provision for losses on leases and loans.

       Allowance for Lease Losses. An allowance for losses on finance leases is established through provisions for losses charged against income. The loss is measured when it becomes probable that the Company will not recover its net investment in the finance lease. The loss is estimated as the net investment in a finance lease that will not be recovered through the remaining payments from the lease, including the value of equipment on lease. Finance leases deemed to be uncollectable are charged against the allowance for lease losses, and subsequent recoveries, if any, are credited to the allowance.

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

         Portfolio Valuation Methodology. The Partnership accounts for the net realizable value of the Partnership's equipment on a portfolio basis.

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

         Reclassification. Certain 1999 amounts have been reclassified to conform to the 2000 presentation. These reclassifications had no impact on previously reported net income or partners' capital.

         Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United State requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Comprehensive Income. For the Partnership, comprehensive income includes net income reported on the statement of operations and changes in the fair value of its available-for-sale investments reported as a component of partners' capital.


Note 3.       Accounts Receivable.
              -------------------

       Accounts receivable consist of the following at December 31:

                                                                 2000
                                                                 ----
                                                         (Amounts in Thousands)

         Lease payments                                          $ 218
         Property taxes                                             35
         Interest                                                   12
                                                                 -----
                                                                   265
         Less: allowance for losses on accounts receivable         (94)
                                                                 -----

              Total                                              $ 171
                                                                 =====

Note 4.       Notes Receivable:
              ----------------

         Notes receivable consist of the following at December 31:

                                                                   2000
                                                                   ----
                                                          (Amounts in Thousands)

         Notes receivable from emerging growth companies, with
           stated interest ranging from 11% to 20% per annum,
           receivable in installments ranging from 37 to 57
           months, collateralized by a security interest in
           the equipment financed.                                 $4,281

         Notes receivable from other businesses, with stated
           interest ranging from 11% to 18% per annum,
           receivable in installments ranging from 37 to 85
           months, collateralized by the equipment financed.        1,698
                                                                   ------
                                                                    5,979
         Less:  allowance for losses on notes receivable             (163)
                                                                   ------

              Total                                                $5,816
                                                                   ======

         Minimum payments to be received on non-cancelable notes receivable for the years ended December 31, are as follows:

                                                        (Amounts in Thousands)

         2001...........................................       $ 3,015
         2002...........................................         2,093
         2003...........................................           921
         2004...........................................           405
         2005 and thereafter............................           216
                                                               -------

         Total minimum payments to be received..........         6,650
         Impaired notes receivable......................           660
         Less:  unearned interest.......................        (1,331)
         Less:  allowance for losses....................          (163)
                                                               -------

         Net investment in notes receivable.............       $ 5,816
                                                               =======

         At December 31, 2000, the recorded investment in notes that are considered to be impaired was $660,000, net of specific write-downs of $874,000. The average recorded investment in impaired loans during the year ended December 31, 2000 and 1999 was $427,000 and $678,000, respectively. The Partnership recognized $376,000 and $234,000 of interest income on impaired notes receivable during the years ended December 31, 2000 and 1999, respectively.

         The activity in the allowance for losses on notes receivable during the years ended December 31, is as follows:

                                                       2000            1999
                                                       ----            ----
                                                      (Amounts in Thousands)

         Beginning balance                            $    88        $   595
              Provision for losses                        582            944
              Write downs                                (507)        (1,451)
                                                      -------        -------
         Ending balance                               $   163        $    88
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

         The net investment in financing leases consists of the following at December 31:
                                                                  2000
                                                                  ----
                                                         (Amounts in Thousands)

         Minimum lease payments to be received                   $5,475
              Less:  unearned income                               (905)
                     allowance for early termination               (137)
                                                                 ------

         Net investment in financing leases                      $4,433
                                                                 ======

         Minimum  rentals  to  be  received  on  noncancellable   operating  and
financing leases for the years ended December 31 are as follows:

                                                        Operating      Financing
                                                        ---------      ---------
                                                         (Amounts in Thousands)

         2001.........................................    $  85         $2,761
         2002.........................................      -            1,658
         2003.........................................      -              811
         2004.........................................      -              245
         2005 and thereafter..........................      -              -
                                                          -----         ------

         Total                                            $  85         $5,475
                                                          =====         ======

              Equipment held for lease generally consists of financing leases that have been placed into default. As a result, the leases have been reclassified to equipment, held at net realizable value and will be depreciated over the remaining estimated useful life of up to three years. The General Partner is making every effort to pursue remedies that will maximize recovery of the Partnership's investment. The net carrying value of the equipment held for lease at December 31, 2000 was $209,000.


Note 6.       Investment in Joint Ventures.
              ----------------------------

Equipment Joint Venture.
-----------------------

         On August 1, 1994, the Partnership entered into an agreement along with two other affiliated partnerships to contribute certain leased assets and notes receivable (the "Assets") to Phoenix Acceptance Limited Liability Company, a Delaware limited liability company (the "Equipment Joint Venture") in exchange for a 32.48% equity interest in the Equipment Joint Venture. The interest received in the Equipment Joint Venture was accounted for at the historical cost basis of the Assets transferred. The Partnership has accounted for its net investment in this Equipment Joint Venture using the equity method of accounting. The Equipment Joint Venture was organized to hold title to the Assets and subsequently transfer such Assets to a trust for the purpose of the trust issuing two classes of lease backed certificates to third parties in exchange for cash proceeds. The transaction between the Equipment Joint Venture and the trust has been accounted for as a financing. The Equipment Joint Venture retains a residual interest in the assets transferred through the ownership of a third class of subordinated trust certificates. The lease backed certificates are recourse only to the assets used to collateralize the obligation.

         The net carrying value of such assets contributed by the Partnership to the Equipment Joint Venture was approximately $7.9 million and the total carrying value of all of the assets contributed by all three partnerships approximated $24.7 million. The net proceeds from the issuance of the lease backed certificates were distributed back to the partnerships who contributed to the Equipment Joint Venture. On August 5, 1994, the Equipment Joint Venture
received proceeds from the issuance of the 7.1% Class A lease backed certificates in the principal amount of $18.5 million. On August 12, 1994, the Equipment Joint Venture received proceeds from the issuance of the 8.25% Class B lease backed certificates in the principal amount of $5.3 million. In November 1996, the lease backed certificates were paid in full.

         The Manager of the Equipment Joint Venture is Phoenix Leasing Incorporated. The manager is responsible for the daily management of the operations of the Equipment Joint Venture. Phoenix Leasing Incorporated also acts as Servicer and Administrator to the trust. As Servicer, Phoenix Leasing Incorporated is responsible for servicing, managing and administering the Assets, as well as enforcing and making collections on the Assets.

         An analysis of the Partnership's investment in the Equipment Joint Venture is as follows:

                                                                         Net
                Net Investment                                        Investment
                at Beginning                 Equity in                 at End
Date              of Period    Contributions Earnings  Distributions  of Period
----            -------------- ------------- --------- -------------  ----------
                                      (Amounts in Thousands)


Year Ended
  December 31, 1999   $ 21         $ -         $168         $143         $ 46
                      ====         ====        ====         ====         ====

Year Ended
  December 31, 2000   $ 46         $ -         $  4         $ 50         $ -
                      ====         ====        ====         ====         ====

         The aggregate financial information of the Equipment Joint Venture is presented as follows:


                                                For the Years Ended December 31,
                                                     2000          1999
                                                     ----          ----
                                                    (Amounts in Thousands)

         Revenue                                     $ 16          $586
         Expenses                                       3            72
         Net Income                                    13           514

         The Equipment Joint Venture was closed during the first quarter of 2000.

         The General Partner earned a management fee of 3% of the Partnership's respective interest in gross revenues of the Equipment Joint Venture. Cash proceeds subject to a management fee at the Equipment Joint Venture level were not subject to management fees at the Partnership level.

Financing Joint Venture.
-----------------------

         The Partnership owned a 25% interest in Phoenix Joint Venture 1994-2, a Financing Joint Venture. This Financing Joint Venture was closed during 1999. This investment was accounted for using the equity method of accounting. The other partners of the venture were entities organized and managed by the General Partner.

         An analysis of the Partnership's investment account in the Financing Joint Venture is as follows:

                                                                         Net
                Net Investment               Equity in                Investment
                at Beginning                 Earnings                  at End
Date              of Period    Contributions (Losses)  Distributions  of Period
----            -------------- ------------- --------- -------------  ----------


Year Ended
  December 31, 1999  $101          $ -         $(38)       $ 63           $ -
                     ====          ====        ====        ====           ====

         The aggregate financial information of the Financing Joint Venture is presented as follows:

                                            For the Years Ended December 31,
                                                 2000            1999
                                                 ----            ----
                                                 (Amounts in Thousands)

         Revenue                                 $ --            $   2
         Expenses                                  --              155
         Net Loss                                  --             (153)

         The financing joint venture was closed during the third quarter of 1999.

         The General Partner earned a management fee of 3% of the Partnership's respective interest in gross receipts of the Financing Joint Venture. Revenues subject to a management fee at the Financing Joint Venture level were not subject to management fees at the Partnership level.


Note 7.       Accounts Payable and Accrued Expenses.
              -------------------------------------

         Accounts payable and accrued expenses consist of the following at December 31:

                                                                  2000
                                                                  ----
                                                          (Amounts in Thousands)

         Equipment Lease Operations                              $  452
         Security Deposits                                          354
         General Partner and Affiliates                             198
         Other                                                       45
                                                                 ------

              Total                                              $1,049
                                                                 ======


Note 8.       Income Taxes.
              ------------

         Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

         The net differences between the tax basis and the reported amounts of the Partnership's assets and liabilities are as follows at December 31, 2000:

                          Reported Amounts    Tax Basis       Net Difference
                          ----------------    ---------       --------------
                                        (Amounts in Thousands)

         Assets               $18,937          $18,854           $    83
         Liabilities            1,048              896               152


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


Note 10.      Net Income (Loss) and Distributions per Limited Partnership Unit.
              ----------------------------------------------------------------

         Net income and distributions per limited partnership unit were based on the Limited Partner's share of net income and distributions, and the weighted average number of units outstanding of 1,872,582 and 1,893,715 for the years ended December 31, 2000 and 1999, respectively. For the purposes of allocating income (loss) and distributions to each individual Limited Partner, the Partnership allocates net income (loss) and distributions based upon each respective Limited Partner's net capital contributions.

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

         The reimbursed administrative costs to the General Partner were $303,000 and $308,000 for the years ended December 31, 2000 and 1999, respectively. The equipment storage, remarketing and data processing costs reimbursed to the General Partner during the years ended December 31, 2000 and 1999 were $36,000 and $58,000, respectively.

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

         Plaintiffs severed one cause of action from the Complaint, a claim related to the marketing and sale of Cash Distribtuion Fund V, and transferred it to Marin County Superior Court (the "Berger Action"). Plaintiffs then dismissed the remaining claims in Sacramento Superior Court and re-filed them in a separate lawsuit making similar allegations (the "Ash Action").

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

         On August 28, 2000, the Ash and Berger actions were consolidated (the "Consolidated Action") pursuant to stipulation by both parties. Plaintiffs recently served a first request for production in the Consolidated Action; defendants responded to the first request for production on November 27, 2000.

         The Companies intend to vigorously defend the Consolidated Action.

         During the year ended December 31, 2000 and 1999, the Partnership recorded legal expenses of approximately $0 and $6,000, respectively, in connection with the above litigation as indemnification to the General Partner.

Note 14.      New Accounting Pronouncements.
              -----------------------------

         Statement of Financial Accounting Standards No. 133, as amended by SFAS 138, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or as a liability measured at its fair value. The Partnership currently has warrants to purchase marketable and non-marketable equities covered by this statement. The Partnership has quantified the impact of adopting SFAS 133 on its financial statements and based on the value of such warrants as of December 31, 2000, derivative assets of approximately $2,000 would be recognized as a gain in the statement of operations with an offsetting amount as a reduction in accumulated other comprehensive income. Future changes in value will be recognized in the statement of operations with the offset to the derivative asset on the balance sheet.

Note 15.      Subsequent Events.
              -----------------

         In January 2001, cash distributions of $35,000 and $569,000 were made to the General and Limited Partners, respectively.

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

         The directors and executive officers of Phoenix Leasing Associates II, Inc. (PLAII) are as follows:

         GUS CONSTANTIN, age 63, is President, and a Director of PLAII. Mr. Constantin received a B.S. degree in Engineering from the University of Michigan and a Master's Degree in Management Science from Columbia University. From 1969 to 1972, he served as Director, Computer and Technical Equipment of DCL Incorporated (formerly Diebold Computer Leasing Incorporated), a corporation formerly listed on the American Stock Exchange, and as Vice President and General Manager of DCL Capital Corporation, a wholly-owned subsidiary of DCL Incorporated. Mr. Constantin was actively engaged in marketing manufacturer leasing programs to computer and medical equipment manufacturers and in directing DCL Incorporated's IBM System/370 marketing activities. Prior to 1969, Mr. Constantin was employed by IBM as a data processing systems engineer for four years. Mr. Constantin is an individual general partner in four active partnerships and is an NASD registered principal. Mr. Constantin is the founder of PLI and the beneficial owner of all of the common stock of Phoenix American Incorporated.

         GARY W. MARTINEZ, age 50, is Senior Vice President and a Director of PLAII. He has been associated with PLI since 1976. He manages the Asset Management Department, which is responsible for lease and loan portfolio management. This includes credit analysis, contract terms, documentation and funding; remittance application, change processing and maintenance of customer accounts; customer service, invoicing, collection, settlements and litigation; negotiating lease renewals, extensions, sales and buyouts; and management information reporting. From 1973 to 1976, Mr. Martinez was a Loan Officer with Crocker National Bank, San Francisco. Prior to 1973, he was an Area Manager with Pennsylvania Life Insurance Company. Mr. Martinez is a graduate of California State University, Chico.

         ANDREW N. GREGSON, age 28, is Vice President, Chief Financial Officer and a Director of PLAII. He has been associated with PLI since 1998. Mr. Gregson oversees the Finance Department. He is responsible for the structuring, planning, and monitoring of the partnerships sponsored by the General Partner and its affiliates, as well as maintaining the banking relationships. Mr. Gregson graduated with a B.A. in Physics and Economics from Amherst College.

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

         Phoenix Leasing Incorporated or its affiliates and the executive officers of the General Partner serve in a similar capacity to the following affiliated limited partnerships:


              Phoenix Leasing American Business Fund, L.P.
              Phoenix Income Fund, L.P. and
              Phoenix Leasing Cash Distribution Fund IV

Disclosure Pursuant to Section 16, Item 405 of Regulation S-K:

         The General Partner (and any corporate general partner of the General Partner) of the Registrant, and the executive officers of the General Partner (or any corporate general partner of the General Partner) of the Registrant, file reports pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended. Based solely on the Registrant's review of the copies of such forms received by the Registrant, the Registrant believes that, during 2000, all such required reports were filed on a timely basis.

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

         Plaintiffs severed one cause of action from the Complaint, a claim related to the marketing and sale of Cash Distribution Fund V, and transferred it to Marin County Superior Court (the "Berger Action"). Plaintiffs then dismissed the remaining claims in Sacramento Superior Court and re-filed them in a separate lawsuit making similar allegations (the "Ash Action").

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

         On August 28, 2000, the Ash and Berger actions were consolidated (the "Consolidated Action") pursuant to stipulation by both parties. Plaintiffs recently served a first request for production in the Consolidated Action; defendants responded to the first request for production on November 27, 2000.

         The Companies intend to vigorously defend the Consolidated Action.

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
                                                     (Amounts in Thousands)
Phoenix Leasing
  Associates II L.P.    General Partner      $   540(1)                  $    0               $    0
                                              ======                      =====                =====

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



Item 12.      Certain Relationships and Related Transactions.
              ----------------------------------------------

         None.

                                                                PART IV

Item 13.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
              ----------------------------------------------------------------

                                                                        Page No.
                                                                        --------
(a)      1.   Financial Statements:

              Balance Sheet as of December 31, 2000                         10
              Statements of Operations and Comprehensive Income for
                the Years Ended December 31, 2000 and 1999                  11
              Statements of Partners' Capital for the Years Ended
                December 31, 2000 and 1999                                  12
              Statements of Cash Flows for the Years Ended
                December 31, 2000 and 1999                                  13
              Notes to Financial Statements                            14 - 22

         All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed for the quarter ended December 31, 2000.

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

                                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P., a California limited partnership
                                             (Registrant)

                                 By:   PHOENIX LEASING ASSOCIATES II L.P.,
                                       a California limited partnership,
                                       General Partner

                                 By:   PHOENIX LEASING ASSOCIATES II, INC.,
                                       a Nevada corporation,
                                       General Partner



         Date:  March 22, 2001     By: /S/  GUS CONSTANTIN
                --------------         -------------------------
                                       Gus Constantin, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                Title                                   Date
      ---------                -----                                   ----


/S/ GUS CONSTANTIN      President and a Director of               March 22, 2001
----------------------  Phoenix Leasing Associates II, Inc.       --------------
(Gus Constantin)


/S/  GARY W. MARTINEZ   Senior Vice President and a Director of   March 22, 2001
----------------------  Phoenix Leasing Associates II, Inc.       --------------
(Gary W. Martinez)


/S/  ANDREW N. GREGSON  Vice President, Chief Financial           March 22, 2001
----------------------  Officer and a Director of                 --------------
(Andrew N. Gregson)     Phoenix Leasing Associates II, Inc.