Form 10QSB
period 2001-03-31
PHOENIX LEASING CASH DISTRIBUTION FUND V L P
filed 2001-05-14
CIK 867296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

  X     QUARTERLY REPORT UNDER SECTION  13 OR 15(d)  OF THE  SECURITIES EXCHANGE
-----   ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

1,855,765 Units of Limited Partnership Interest were outstanding as of March 31, 2001

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
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)

                                                         March 31,  December 31,
                                                           2001         2000
                                                           ----         ----
ASSETS

Cash and cash equivalents                                 $ 8,380     $ 7,917

Accounts receivable (net of allowance for losses on
   accounts receivable of $124 and $94 at March 31,
   2001 and December 31, 2000, respectively)                  182         171

Notes receivable (net of allowance for losses on
   notes receivable of $218 and $163 at March 31,
   2001 and December 31, 2000, respectively)                4,737       5,816

Equipment on operating leases and held for lease
   (net of accumulated depreciation of $2,709 and
   $2,210 at March 31, 2001 and December 31, 2000,
   respectively)                                              478         209

Net investment in financing leases (net of allowance
   for early terminations of $143 and $137 at March
   31, 2001 and December 31, 2000, respectively)            2,760       4,433

Capitalized acquisition fees (net of accumulated
   amortization of $3,217 and $3,143 at March 31,
   2001 and December 31, 2000, respectively)                  250         324

Other assets                                                   20          67
                                                          -------     -------

   Total Assets                                           $16,807     $18,937
                                                          =======     =======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities
   Accounts payable and accrued expenses                  $ 1,037     $ 1,049
                                                          -------     -------

     Total Liabilities                                      1,037       1,049
                                                          -------     -------

Partners' Capital
   General Partner                                             34          43

   Limited Partners, 5,000,000 units authorized,
     2,045,838 units issued, 1,855,765 and 1,861,289
     units outstanding at March 31, 2001 and
     December 31, 2000, respectively                       15,736      17,843

Accumulated other comprehensive income                       --             2
                                                          -------     -------

   Total Partners' Capital                                 15,770      17,888
                                                          -------     -------

     Total Liabilities and Partners' Capital              $16,807     $18,937
                                                          =======     =======

        The accompanying notes are an integral part of these statements.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                               2001       2000
                                                               ----       ----
INCOME
   Rental income                                             $    45    $   208
   Earned income, financing leases                               148        202
   Interest income, notes receivable                            --          434
   Gain on sale of securities                                      1      1,240
   Equity in earnings from joint ventures, net                  --            4
   Other income                                                  130         97
                                                             -------    -------

     Total Income                                                589      2,185
                                                             -------    -------

EXPENSES
   Depreciation                                                   83         64
   Amortization of acquisition fees                               74         66
   Lease related operating expenses                               12         11
   Management fees to General Partner                             52        118
   Reimbursed administrative costs to General Partner             21        107
   Provision for losses on leases and loans                    1,185        288
   Legal expense                                                  59         37
   General and administrative expenses                            22         24
                                                             -------    -------

     Total Expenses                                            1,508        715
                                                             -------    -------

NET INCOME (LOSS)                                               (919)     1,470

Other comprehensive income:
   Unrealized gains on securities:
     Unrealized holding gains arising during period               (2)       213
     Less: reclassification adjustment for gains
           included in net income                              --        (1,240)
                                                             -------    -------
Other comprehensive loss                                          (2)    (1,027)
                                                             -------    -------

COMPREHENSIVE INCOME (LOSS)                                  $  (921)   $   443
                                                             =======    =======

NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT               $  (.51)   $   .76
                                                             =======    =======

DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT                   $   .60    $   .60
                                                             =======    =======

ALLOCATION OF NET INCOME (LOSS):
     General Partner                                         $    25    $    49
     Limited Partners                                           (944)     1,421
                                                             -------    -------
                                                             $  (919)   $ 1,470
                                                             =======    =======

        The accompanying notes are an integral part of these statements.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                              2001        2000
                                                              ----        ----
Operating Activities:
--------------------
   Net income (loss)                                        $  (919)    $ 1,470

   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
       Depreciation                                              83          64
       Amortization of acquisition fees                          74          66
       Gain on sale of equipment                                (15)         (4)
       Gain on sale of securities                              --        (1,240)
       Equity in earnings from joint ventures, net             --            (4)
       Provision for early termination, financing
         leases                                                 639         234
       Provision for losses on notes receivable                 483          54
       Provision for losses on accounts receivable               63        --
       Decrease (increase) in accounts receivable               (74)          5
       Decrease in accounts payable and accrued
         expenses                                               (12)        (64)
       Decrease in other assets                                  45           4
                                                            -------     -------

Net cash provided by operating activities                       367         585
                                                            -------     -------

Investing Activities:
--------------------
     Principal payments, financing leases                       578         801
     Principal payments, notes receivable                       596       1,040
     Proceeds from sale of equipment                            119          22
     Proceeds from sale of securities                          --         1,240
     Distributions from joint ventures                         --            50
     Investment in financing leases                            --          (378)
     Investment in notes receivable                            --          (918)
     Payment of acquisition fees                               --           (21)
                                                            -------     -------

Net cash provided by investing activities                     1,293       1,836
                                                            -------     -------

Financing Activities:
--------------------
     Redemptions of capital                                     (47)        (57)
     Distributions to partners                               (1,150)     (1,164)
                                                            -------     -------

Net cash used in financing activities                        (1,197)     (1,221)
                                                            -------     -------

Increase in cash and cash equivalents                           463       1,200

Cash and cash equivalents, beginning of period                7,917       4,521
                                                            -------     -------

Cash and cash equivalents, end of period                    $ 8,380     $ 5,721
                                                            =======     =======

Supplemental Disclosure of Non-Cash Investing Activities:
--------------------------------------------------------
Reclassification of financing leases to operating leases    $ 1,089     $   323

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

Note 2.    Reclassification.
           ----------------

     Reclassification - Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

Note 3.    Income Taxes.
           ------------

     Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the financial statements of the Partnership.

Note 4.  Accounts Receivable.
         -------------------

     The activity in the allowance for losses on accounts receivable during the three months ended March 31, is as follows:

                                                    2001          2000
                                                    ----          ----
                                                  (Amounts in Thousands)

         Beginning balance                          $  94         $ 131
              Provision for losses                     63            -
              Write downs                             (33)          (16)
                                                    -----         -----
         Ending balance                             $ 124         $ 115
                                                    =====         =====

Note 5.    Notes Receivable.
           ----------------

     Impaired Notes Receivable. At March 31, 2001 and December 31, 2000, the recorded investment in notes that are considered to be impaired was $775,000 and $660,000 net of specific write-downs of $1,143,000 and $874,000, respectively. The average recorded investment in impaired loans during the three months ended March 31, 2001 and 2000 was approximately $775,000 and $342,000 respectively.

     The activity in the allowance for losses on notes receivable during the three months ended March 31, is as follows:

                                                            2001          2000
                                                            ----          ----
                                                          (Amounts In Thousands)
         Beginning balance                                 $ 163         $  88
              Provision for losses                           483            54
              Write downs                                   (428)          -
                                                           -----         -----
         Ending balance                                    $ 218         $ 142
                                                           =====         =====

Note 6.    Investment in Financing Leases.
           ------------------------------

     The activity in the allowance for early terminations of financing leases during the three months ended March 31, is as follows:

                                                            2001          2000
                                                            ----          ----
                                                          (Amounts In Thousands)
         Beginning balance                                 $ 137         $  55
              Provision for losses                           639           234
              Write downs                                   (633)         (200)
                                                           -----         -----
         Ending balance                                    $ 143         $  89
                                                           =====         =====

Note 7.  Net Income (Loss) and Distributions per Limited Partnership Unit.
         ----------------------------------------------------------------

     Net income (loss) and distributions per limited partnership unit were based on the limited partners' share of net income and distributions and the weighted average number of units outstanding of 1,859,228 and 1,880,539 for the three months ended March 31, 2001 and 2000 respectively. For purposes of allocating income (loss) to each individual partner, the Partnership allocates net income
(loss) based upon each respective limited partner's net capital contributions.

Note 8.  Investment in Joint Ventures.
         ----------------------------

Equipment Joint Venture
-----------------------

     The aggregate combined financial information of the equipment joint venture is presented as follows:

                                                           Three Months Ended
                                                                 March 31,
                                                           2001         2000
                                                           ----         ----
                                                         (Amounts in Thousands)
         Revenue                                           $  -         $  16
         Expenses                                             -             3
         Net Income                                           -            13

     The equipment joint venture was closed during the first quarter of 2000.

Note 9.  Legal Proceedings.
         -----------------

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

     The Ash complaint includes six causes of action: breach of fiduciary duty, constructive fraud, judicial dissolution of Cash Distribution Fund IV, judicial dissolution of Cash Distribution Fund V, accounting and alter ego. The Companies recently answered the complaint and discovery has commenced. The plaintiffs' depositions have been taken, and plaintiffs recently took depositions of the Companies.

     The Berger complaint relates to alleged misrepresentations made in connection with the offering of Cash Distribution Fund V. The Companies have answered the complaint and discovery has commenced. A class has been certified. The plaintiffs' depositions have been taken, and plaintiffs recently took depositions of defendants.

     On August 28, 2000, the Ash and Berger actions were consolidated (the "Consolidated Action") pursuant to stipulation by both parties. The parties continue to engage in discovery, including document production, interrogatories, requests for admission and depositions, in the Consolidated Action. The court recently set a trial date of October 19, 2001.

     The Companies intend to vigorously defend the Consolidated Action.

     The Partnership is not a direct party to any pending legal proceedings which would have a material adverse impact on its financial position.

Note 10. New Accounting Pronouncements.
         -----------------------------

     Effective January 1, 2001, the Partnership adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), as amended by SFAS 138, which establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or as a liability measured at its fair value. The Partnership currently has warrants to purchase marketable and non-marketable equities covered by this statement. The Partnership previously carried these warrants at fair value on the balance sheet and changes in fair value were reported as a component of other comprehensive income on the Statement of Partners' Capital. With the adoption of SFAS 133, these warrants are carried at fair value on the balance sheet and changes in fair value are reported as part of other income on the Statement of Operations. The effect of the change was not material.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         -------------

Results of Operations

     Phoenix Leasing Cash Distribution Fund V, L.P. (the "Partnership") reported a net loss of $919,000 during the three months ended March 31, 2001, as compared to net income of $1,470,000 during the three months ended March 31, 2000. The decrease in net income for the three months ended March 31, 2001 is primarily due to a decrease in gain on sale of securities and an increase in provisions for losses on leases and loans.

     Total income decreased by $1,596,000 for the three months ended March 31, 2001 compared to the same period in the prior year. During the three months ended March 31, 2000, the Partnership reported a gain on sale of securites of $1,240,000. There were no such gains on sale of securities during the three months ended March 31, 2001. The securities sold in 2000 consisted of common stock received through the exercise of stock warrants granted to the Partnership as part of financing agreements with emerging growth companies that are publicly traded. The Partnership received proceeds of $1,240,000 from the sale of these securities during the three months ended March 31, 2000.

     Interest income from notes receivable decreased $168,000 for the three months ended March 31, 2001, as compared to the same period in 2000, which is attributable to the decline in the net investment in notes receivable. At March 31, 2001, the net investment in notes receivable was $4,737,000, compared to $8,767,000 at March 31, 2000. The Partnership made no new investments in notes receivable during the three months ended March 31, 2001, compared to $918,000 during the three months ended March 31, 2000.

     The decrease in rental income of $163,000 for the three months ended March 31, 2001, compared to the prior period in 2000, is reflective of a reduction in the size of the equipment portfolio. At March 31, 2001, the Partnership owned equipment with an aggregate original cost of approximately $12.0 million, as compared to $13.8 million at March 31, 2000. Another factor contributing to the decrease in rental income is the equipment being held for lease. Until new lessees or buyers of equipment can be found, the equipment will continue to generate depreciation expense without any corresponding rental income. The effect of this will be a reduction of the Partnership earnings during this remarketing period. As of March 31, 2001, the Partnership owned equipment being held for lease with an original purchase price of $4,860,000 and a net book value of $856,000, compared to $2,128,000 and $102,000, respectively, at March 31, 2000. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's equipment as it becomes available.

     Earned income from financing leases decreased by $54,000 during the three months ended March 31, 2001, as compared to the same period in 2000, due to a decrease in the Partnership's investment in financing leases. The investment in financing leases was $2.8 million at March 31, 2001, as compared to $5 million at March 31, 2000. The investment in financing leases, as well as earned income from financing leases, will decrease over the lease term as the Partnership amortizes income over the life of the lease using the interest method. During 2001, the Partnership made new investments in financing leases of $0, compared to $378,000 during 2000.

     Total expenses for the three months ended March 31, 2001 increased by $793,000, as compared to the same period in the previous year. This increase is due to an increase of $897,000 in the provision for losses on leases and loans. The increase in the provision for losses on leases and loans was due to the recognition of additional loss reserves for impaired leases and loans. This increase was offset by decreases in several other expense line items. These decreases correspond directly to the reduction in the amount of equipment owned by the Partnership.

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

     The cash generated from leasing and financing activities during the three months ended March 31, 2001 and 2000 was $1,541,000 and $2,426,000, respectively. The decrease in cash generated is due to a decrease in principal payments from notes receivable, payments on financing leases and rental income. Payments from notes receivable and financing leases decreased during 2001, compared to 2000, as a result of the Partnership's declining investment in notes receivable and financing leases.

     As of March 31, 2001, the Partnership owned equipment being held for lease with an original cost of $4,860,000 and a net book value of $856,000, compared to $2,128,000 and $102,000, respectively, at March 31, 2000. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's equipment as it becomes available. The Partnership received proceeds from the sale of equipment of $119,000 for the three months ended March 31, 2001, compared to $22,000 for the same period in the previous year. The net book value of the equipment sold during the three months ended March 31, 2001 was $102,000, compared to $18,000 for the equipment sold in 2000.

     Distributions from joint ventures were $0 for the three months ended March 31, 2001 compared to $50,000 for the three months ended March 31, 2000. The decrease in distributions from joint ventures for the three months ended March 31, 2001, compared to the prior year, is attributable to the last joint venture owned by the Partnership which closed during the first quarter of 2000.

     The cash distributed to partners for the three months ended March 31, 2001 was $1,150,000, as compared to $1,164,000 during the three months ended March 31, 2000. In accordance with the Partnership Agreement, the limited partners are entitled to 97% of the cash available for distribution and the General Partner is entitled to 3%. As a result, the limited partners received $1,116,000 and $1,129,000 in distributions during the three months ended March 31, 2001 and 2000, respectively. The cumulative distributions to the Limited Partners are $34,125,000 and $29,641,000 as of March 31, 2001 and 2000, respectively. The
General Partner received $34,000 and $35,000 in cash distributions for the three months ended March 31, 2001 and 2000, respectively. The Partnership anticipates making distributions to partners during 2001 at least at the same rate as in 2000.

     The cash to be generated from leasing and financing operations is anticipated to be sufficient to meet the Partnership's continuing operational expenses.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.

                                 March 31, 2001

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

     The Ash complaint includes six causes of action: breach of fiduciary duty, constructive fraud, judicial dissolution of Cash Distribution Fund IV, judicial dissolution of Cash Distribution Fund V, accounting and alter ego. The Companies recently answered the complaint and discovery has commenced. The plaintiffs' depositions have been taken, and plaintiffs recently took depositions of the Companies.

     The Berger complaint relates to alleged misrepresentations made in connection with the offering of Cash Distribution Fund V. The Companies have answered the complaint and discovery has commenced. A class has been certified. The plaintiffs' depositions have been taken, and plaintiffs recently took depositions of defendants.

     On August 28, 2000, the Ash and Berger actions were consolidated (the "Consolidated Action") pursuant to stipulation by both parties. The parties continue to engage in discovery, including document production, interrogatories, requests for admission and depositions, in the Consolidated Action. The court recently set a trial date of October 19, 2001.

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

                                PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P
                                ---------------------------------------------
                                                 (Registrant)

                                  BY:  PHOENIX LEASING ASSOCIATES II, L.P.
                                       a California limited partnership,
                                       General Partner

                                       BY:  PHOENIX LEASING ASSOCIATES II, INC.
                                            a Nevada corporation,
                                            General Partner


    Date                    Title                              Signature
    ----                    -----                              ---------


May 11, 2001       Senior Vice President                 /S/ GARY W. MARTINEZ
-----------------  and a Director of                     --------------------
                   Phoenix Leasing Associates II, Inc.   (Gary W. Martinez)


May 11, 2001       Vice President, Chief Financial       /S/ ANDREW N. GREGSON
-----------------  Officer and a Director of             ---------------------
                   Phoenix Leasing Associates II, Inc.   (Andrew N. Gregson)