Form 10QSB
period 2001-06-30
PHOENIX LEASING CASH DISTRIBUTION FUND V L P
filed 2001-08-10
CIK 867296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

  X     QUARTERLY REPORT UNDER SECTION  13 OR 15(d)  OF THE  SECURITIES EXCHANGE
-----   ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

1,847,015 Units of Limited Partnership Interest were outstanding as of June 30, 2001

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
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)

                                                          June 30,  December 31,
                                                            2001        2000
                                                            ----        ----
ASSETS

Cash and cash equivalents                                 $ 8,827     $ 7,917

Accounts receivable (net of allowance for losses on
   accounts receivable of $124 and $94 at June 30,
   2001 and December 31, 2000, respectively)                  153         171

Notes receivable (net of allowance for losses on notes
   receivable of $220 and $163 at June 30, 2001 and
   December 31, 2000, respectively)                         3,643       5,816

Equipment on operating leases and held for lease (net of
   accumulated depreciation of $2,837 and $2,210 at
   June 30, 2001 and December 31, 2000, respectively)         358         209

Net investment in financing leases (net of allowance for
   early terminations of $175 and $137 at June 30, 2001
   and December 31, 2000, respectively)                     2,305       4,433

Capitalized acquisition fees (net of accumulated
   amortization of $3,267 and $3,143 at June 30, 2001
   and December 31, 2000, respectively)                       201         324

Other assets                                                    3          67
                                                          -------     -------

   Total Assets                                           $15,490     $18,937
                                                          =======     =======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities
   Accounts payable and accrued expenses                  $   941     $ 1,049
                                                          -------     -------

     Total Liabilities                                        941       1,049
                                                          -------     -------

Partners' Capital
   General Partner                                             34          43

   Limited Partners, 5,000,000 units authorized,
     2,045,838 units issued, 1,847,015 and 1,861,289
     units outstanding at June 30, 2001 and December
     31, 2000, respectively                                14,515      17,843

Accumulated other comprehensive income                       --             2
                                                          -------     -------

   Total Partners' Capital                                 14,549      17,888
                                                          -------     -------

     Total Liabilities and Partners' Capital              $15,490     $18,937
                                                          =======     =======


        The accompanying notes are an integral part of these statements.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                         Three Months Ended    Six Months Ended
                                               June 30,            June 30,
                                            2001      2000      2001      2000
                                            ----      ----      ----      ----
INCOME
   Rental income                          $    85   $    80   $   130   $   288
   Earned income, financing leases            114       248       262       450
   Gain on sale of securities                 381       317       382     1,558
   Interest income, notes receivable          132       323       398       758
   Other income                               109        87       238       187
                                          -------   -------   -------   -------
     Total Income                             821     1,055     1,410     3,241
                                          -------   -------   -------   -------

EXPENSES
   Depreciation                               131        28       214        93
   Amortization of acquisition fees            49        70       123       136
   Lease related operating expenses            15         5        27        17
   Management fees to General Partner          53        92       105       211
   Reimbursed administrative costs to
      General Partner                          23        73        44       180
   Provision for losses on leases and
      loans                                   504       128     1,688       416
   Legal expense                               50        33       109        70
   General and administrative expenses         19        26        42        48
                                          -------   -------   -------   -------
     Total Expenses                           844       455     2,352     1,171
                                          -------   -------   -------   -------

NET INCOME (LOSS)                             (23)      600      (942)    2,070

Other comprehensive income:
   Unrealized gains on securities:
     Unrealized holding gains arising
        during period                        --         333        (2)      547
     Less: reclassification adjustment
           for gains included in net
           income                            --        (317)     --        (235)
                                          -------   -------   -------   -------
   Other comprehensive income                --          16        (2)   (1,011)
                                          -------   -------   -------   -------
COMPREHENSIVE INCOME (LOSS)               $   (23)  $   616   $  (944)  $(1,059)
                                          =======   =======   =======   =======


NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT                       $  (.03)  $   .29   $  (.54)  $  1.05
                                          =======   =======   =======   =======

DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT                       $   .60   $   .60   $  1.20   $  1.20
                                          =======   =======   =======   =======

ALLOCATION OF NET INCOME (LOSS):
     General Partner                      $    34   $    40   $    59   $    89
     Limited Partners                         (57)      560    (1,001)    1,981
                                          -------   -------   -------   -------
                                          $   (23)  $   600   $  (942)  $ 2,070
                                          =======   =======   =======   =======


        The accompanying notes are an integral part of these statements.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                              Six Months Ended
                                                                  June 30,
                                                              2001        2000
                                                              ----        ----
Operating Activities:
--------------------

   Net income (loss)                                        $  (942)    $ 2,070
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
       Depreciation                                             214          93
       Amortization of acquisition fees                         123         136
       Loss (gain) on sale of equipment                         (36)         23
       Gain on sale of securities                              (382)     (1,558)
       Equity in earnings from joint ventures, net             --            (4)
       Provision for early termination, financing
         leases                                                 670         209
       Provision for losses on notes receivable                 952         196
       Provision for losses on accounts receivable               66          11
       Decrease (increase) in accounts receivable               (48)         19
       Increase (decrease) in accounts payable and
         accrued expenses                                      (108)        522
       Decrease in other assets                                  62           4
                                                            -------     -------

Net cash provided by operating activities                       571       1,721
                                                            -------     -------

Investing Activities:
--------------------
     Principal payments, financing leases                     1,000       1,596
     Principal payments, notes receivable                     1,221       2,319
     Proceeds from sale of equipment                            131          52
     Proceeds from sale of securities                           382       1,558
     Distributions from joint ventures                         --            50
     Investment in financing leases                            --        (1,160)
     Investment in notes receivable                            --        (1,816)
     Payment of acquisition fees                               --           (48)
                                                            -------     -------

Net cash provided by investing activities                     2,734       2,551
                                                            -------     -------

Financing Activities:
--------------------
     Redemptions of capital                                     (97)        (81)
     Distributions to partners                               (2,298)     (2,325)
                                                            -------     -------

Net cash used in financing activities                        (2,395)     (2,406)
                                                            -------     -------

Increase (decrease) in cash and cash equivalents                910      (1,866)
Cash and cash equivalents, beginning of period                7,917       4,521
                                                            -------     -------
Cash and cash equivalents, end of period                    $ 8,827     $ 6,387
                                                            =======     =======

Supplemental Disclosure of Non-Cash Investing Activities:
--------------------------------------------------------
Reclassification of financing leases to operating leases    $ 1,092     $   342

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

Note 4.    Accounts Receivable
           -------------------

     The activity in the allowance for losses on accounts receivable during six months ended June 30, is as follows:

                                                      2001         2000
                                                      ----         ----
                                                    (Amounts In Thousands)

       Beginning balance                              $  94        $ 131
            Provision for losses                         66           12
            Write downs                                 (36)         (43)
                                                      -----        -----
       Ending balance                                 $ 124        $ 100
                                                      =====        =====

Note 5.    Notes Receivable.
           ----------------

     Impaired Notes Receivable. At June 30, 2001 and December 31, 2000, the recorded investments in notes that are considered to be impaired was $783,000 and $660,000 net of specific write-downs of $1,081,000 and $874,000 respectively. The average recorded investment in impaired loans during the six months ended June 30, 2001 and 2000 was approximately $779,000 and $329,000 respectively.

     The activity in the allowance for losses on notes receivable during the six months ended June 30, is as follows:

                                                      2001         2000
                                                      ----         ----
                                                    (Amounts In Thousands)

       Beginning balance                              $ 163        $  88
            Provision for losses                        952          196
            Write downs                                (895)        (219)
                                                      -----        -----
       Ending balance                                 $ 220        $  65
                                                      =====        =====

Note 6.  Investment in Financing Leases
         ------------------------------

     The activity in the allowance for early terminations of financing leases during the six months ended June 30, is as follows:

                                                      2001         2000
                                                      ----         ----
                                                    (Amounts In Thousands)

       Beginning balance                              $ 137        $  55
            Provision for losses                        670          209
            Write downs                                (632)        (220)
                                                      -----        -----
       Ending balance                                 $ 175        $  44
                                                      =====        =====

Note 7.  Net Income (Loss) and Distributions per Limited Partnership Unit.
         ----------------------------------------------------------------

     Net income (loss) and distributions per limited partnership unit were based on the limited partners' share of net income and distributions and the weighted average number of units outstanding of 1,855,924 and 1,878,223 for the six months ended June 30, 2001 and 2000 respectively. For purposes of allocating income (loss) to each individual partner, the Partnership allocates net income
(loss) based upon each respective limited partner's net capital contributions.

Note 8.  Investment in Joint Ventures.
         ----------------------------

Equipment Joint Venture
-----------------------

     The aggregate combined financial information of the equipment joint venture is presented as follows:

                                                       Six Months Ended
                                                           June 30,
                                                     2001            2000
                                                     ----            ----
                                                    (Amounts in Thousands)

       Revenue                                       $  --           $ 16
       Expenses                                         --              3
       Net Income                                       --             13

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

     The Ash complaint includes six causes of action: breach of fiduciary duty, constructive fraud, judicial dissolution of Cash Distribution Fund IV, judicial dissolution of Cash Distribution Fund V, accounting and alter ego. The Companies recently answered the complaint and discovery has commenced. The plaintiffs' depositions have been taken and plaintiffs recently took depositions of the Companies.

     The Berger complaint relates to alleged misrepresentations made in connection with the offering of Cash Distribution Fund V. The Companies have answered the complaint and discovery has commenced. A class has been certified. The plaintiffs' deposition have been taken and plaintiffs recently took depositions of defendants.

     On August 28, 2000, the Ash and Berger actions were consolidated (the "Consolidated Action") pursuant to stipulation by both parties.

     On July 11, 2001, the parties agreed to a memorandum of understanding outlining a settlement of the Consolidated Action. The terms of the settlement are confidential. The parties are currently drafting a settlement agreement, which will be submitted to the Court for approval. The settlement will not materially effect the financial position or results of operations of the Partnership.

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

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.

Item 2.    Management's  Discussion  and  Analysis of  Financial  Condition  and
           ---------------------------------------------------------------------
           Results of Operations.
           ---------------------

Results of Operations

     Phoenix Leasing Cash Distribution Fund V, L.P. (the "Partnership") reported a net loss of $23,000 and $942,000 during the three and six months ended June 30, 2001, respectively, as compared to net income of $600,000 and $2,070,000 during the three and six months ended June 30, 2000. The decrease in net income for the three and six months ended June 30, 2001, compared to the same periods in the prior year, is primarily due to a decrease in gain on sale of securities and an increase in provisions for losses on leases and loans.

     Total income decreased by $234,000 and $1,831,000 for the three and six month periods ended June 30, 2001, respectively, compared to the same periods in the prior year. The decrease in total revenues for the three months ended June 30, 2001, compared to the prior year is due to a decline in earned income from financing leases and interest income from notes receivable. An additional cause for the decline during the six months ended June 30, 2001, compared to the same period in the prior year is a decrease in gain on sale of securities.

     Interest income from notes receivable decreased $191,000 and $360,000 for the three and six months ended June 30, 2001, as compared to the same period in 2000, which is attributable to the decline in the net investment in notes receivable. At June 30, 2001, the net investment in notes receivable was $3,643,000, compared to $8,244,000 at June 30, 2000. The Partnership made no new investments in notes receivable during the six months ended June 30, 2001, compared to $1,816,000 during the six months ended June 30, 2000.

     The Partnership reported a gain on sale of securities of $381,000 and $382,000 for the three and six months ended June 30, 2001, respectively compared to $317,000 and $1,558,000 in 2000. The securities sold in 2001 and 2000 consisted of the sale of stock warrants and common stock received through the exercise of stock warrants granted to the Partnership as part of financing agreements with emerging growth companies that are publicly traded. The Partnership received proceeds of $382,000 and $1,558,000 from the sale of these securities during the six months ended June 30, 2001 and 2000, respectively.

     Earned income from financing leases decreased by $134,000 and $188,000 during the three and six month periods ended June 30, 2001, as compared to the same periods in 2000, due to a decrease in the Partnership's investment in financing leases. The investment in financing leases was $2.3 million at June 30, 2001, as compared to $5.4 million at June 30, 2000. The investment in financing leases, as well as earned income from financing leases, will decrease over the lease term as the Partnership amortizes income over the life of the lease using the interest method. During 2001, the Partnership made no new investments in financing leases, compared to $1,160,000 during 2000.

     Rental income decreased by $158,000 for the six months ended June 30, 2001, compared to the same period in 2000. The decrease is reflective of a reduction in the size of the equipment portfolio. At June 30, 2001, the Partnership owned equipment with an aggregate original cost of approximately $11.2 million, as compared to $13.6 million at June 30, 2000. Another factor contributing to the decrease in rental income is an increase in the amount of equipment coming off lease. Until new lessees or buyers of equipment can be found, the equipment will continue to generate depreciation expense without any corresponding rental income. The effect of this will be a reduction of the Partnership earnings during this remarketing period. As of June 30, 2001, the Partnership owned equipment being held for lease with an original purchase price of $4,910,000 and a net book value of $358,000, compared to $1,798,000 and $15,000, respectively, at June 30, 2000.

     Total expenses for the three and six month periods ended June 30, 2001 increased by $389,000 and $1,181,000, respectively, as compared to the same periods in the previous year. This increase is due to an increase in the provision for losses on leases and loans of $376,000 and $1,272,000 for the three and six months ended June 30, 2001, respectively, as compared to the same period in the previous year. The increase in the provision for losses on leases and loans was due primarily to the recognition of additional loss reserves for impaired leases and loans. This increase was partially offset by decreases in several other expense line items, which correspond directly to the reduction in the amount of equipment owned by the Partnership.

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

     The cash generated from leasing and financing activities during the six months ended June 30, 2001 and 2000 was $2,792,000 and $5,636,000, respectively. The decrease in cash generated is due to a decrease in principal payments from notes receivable, payments on financing leases and rental income. Payments from notes receivable and financing leases decreased during 2001, compared to 2000, as a result of the Partnership's declining investment in notes receivable and financing leases.

     As of June 30, 2001, the Partnership owned equipment being held for lease with an original cost of $4,910,000 and a net book value of $358,000, compared to $1,798,000 and $15,000, respectively, at June 30, 2000. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's equipment as it becomes available. The Partnership received proceeds from the sale of equipment of $131,000 for the six months ended June 30, 2001, compared to $52,000 for the same period in the previous year. The net book value of the equipment sold during the six months ended June 30, 2001 was $95,000, compared to $76,000 for the equipment sold in 2000.

     Distributions from joint ventures were $0 for the six months ended June 30, 2001 compared to $50,000 for the six months ended June 30, 2000. The decrease in distributions from joint ventures for the six months ended June 30, 2001, compared to the prior year, is attributable to the closing of the last joint venture owned by the Partnership which occurred during the first quarter of 2000.

     The cash distributed to partners for the six months ended June 30, 2001 was $2,298,000, as compared to $2,325,000 during the six months ended June 30, 2000. In accordance with the Partnership Agreement, the limited partners are entitled to 97% of the cash available for distribution and the General Partner is entitled to 3%. As a result, the limited partners received $2,229,000 and $2,255,000 in distributions during the six months ended June 30, 2001 and 2000, respectively. The cumulative distributions to the Limited Partners are $35,238,000 and $30,767,000 as of June 30, 2001 and 2000, respectively. The
General Partner received $69,000 and $70,000 in cash distributions for the six months ended June 30, 2001 and 2000, respectively. The Partnership anticipates making distributions to partners during 2001 at least at the same rate as in 2000.

     The cash to be generated from leasing and financing operations is anticipated to be sufficient to meet the Partnership's continuing operational expenses.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.

                                  June 30, 2001

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

     The Ash complaint includes six causes of action: breach of fiduciary duty, constructive fraud, judicial dissolution of Cash Distribution Fund IV, judicial dissolution of Cash Distribution Fund V, accounting and alter ego. The Companies recently answered the complaint and discovery has commenced. The plaintiffs' depositions have been taken and plaintiffs recently took depositions of the Companies.

     The Berger complaint relates to alleged misrepresentations made in connection with the offering of Cash Distribution Fund V. The Companies have answered the complaint and discovery has commenced. A class has been certified. The plaintiffs' deposition have been taken and plaintiffs recently took depositions of defendants.

     On August 28, 2000, the Ash and Berger actions were consolidated (the "Consolidated Action") pursuant to stipulation by both parties.

     On July 11, 2001, the parties agreed to a memorandum of understanding outlining a settlement of the Consolidated Action. The terms of the settlement are confidential. The parties are currently drafting a settlement agreement, which will be submitted to the Court for approval. The settlement will not materially effect the financial position or results of operations of the Partnership.

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


August 10, 2001    Senior Vice President                 /S/ GARY W. MARTINEZ
-----------------  and a Director of                     --------------------
                   Phoenix Leasing Associates II, Inc.   (Gary W. Martinez)


August 10, 2001    Vice President, Chief Financial       /S/ ANDREW N. GREGSON
-----------------  Officer and a Director of             ---------------------
                   Phoenix Leasing Associates II, Inc.   (Andrew N. Gregson)