Form 10KSB/A
period 2000-12-31
PHOENIX LEASING CASH DISTRIBUTION FUND V L P
filed 2001-09-17
CIK 867296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                  ------------

                                   FORM 10-KSB/A
                                  AMENDMENT NO. 1

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

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format:

                               Yes       No   X
                                   -----    -----

         The following item appearing in the Annual Report on Form-10KSB for Phoenix Leasing Cash Distribution Fund V, L.P. (the Partnership), as originally filed March 22, 2001, is hereby amended.

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

         In addition to providing an allowance based on formulas that incorporate historical loss data, management periodically specifically reviews each individual loan and lease in the Partnership's portfolio for payment delinquencies and other identified weaknesses. When management determines that a lease or loan is impaired, it provides for the loss and takes a specific write-down to reduce the reported value of that lease or loan to the present value of the expected future cash flows discounted at the original effective interest rate or, if collectability of the lease or loan is collateral dependent (which is generally the case), to the fair value of the collateral.

         Thus far during the first quarter of 2001, leases and loans with 5 lessees and borrowers totaling $886,000 as of December 31, 2000 became impaired in the Growth Capital portfolio. As a result, we expect the Provision for losses on leases and loans and the write-off in the first quarter of 2001 to be larger than in previous years. As of December 31, 2000, the Partnership has $8,008,000 invested in leases and loans in the Growth Capital portfolio, which is made up of early stage companies in various growth industries, some of which have been adversely affected by the recent economic downturn. Continued weakness in the economy could cause the Provision for losses on leases and loans and the write-off to continue at higher than historical levels. The General Partner will continue to monitor the leases and loans in this portfolio for indications of deterioration in the portfolio and impairment and will record a provision for losses on leases and loans as soon as losses become probable.

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

                                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P., a California limited partnership
                                             (Registrant)

                                 By:   PHOENIX LEASING ASSOCIATES II L.P.,
                                       a California limited partnership,
                                       General Partner

                                 By:   PHOENIX LEASING ASSOCIATES II, INC.,
                                       a Nevada corporation,
                                       General Partner



         Date:  September 17, 2001     By: /S/  GUS CONSTANTIN
                ------------------     -------------------------
                                       Gus Constantin, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                Title                                Date
      ---------                -----                                ----


/S/ GUS CONSTANTIN      President and a Director of           September 17, 2001
----------------------  Phoenix Leasing Associates II, Inc.   ------------------
(Gus Constantin)


/S/  GARY W. MARTINEZ   Senior Vice President and a Director  September 17, 2001
----------------------  of Phoenix Leasing Associates II, Inc.------------------
(Gary W. Martinez)


/S/  ANDREW N. GREGSON  Vice President, Chief Financial       September 17, 2001
----------------------  Officer and a Director of             ------------------
(Andrew N. Gregson)     Phoenix Leasing Associates II, Inc.