Form 10QSB/A
period 2001-03-31
PHOENIX LEASING CASH DISTRIBUTION FUND V L P
filed 2001-09-17
CIK 867296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

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

     The following item appearing on Form-10QSB for Phoenix Leasing Cash Distribution Fund V, L.P. (the Partnership), as originally filed May 14, 2001, is hereby amended.

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

         In the quarter ended March 31, 2001, leases and loans with 6 lessees and borrowers totaling $1,512,000 as of December 31, 2000 became impaired in the Partnership's Growth Capital portfolio and were written-down by $761,000. Thus far during the second quarter of 2001, leases and loans with 4 lessees and borrowers totaling $655,000 as of March 31, 2001 became impaired in the Growth Capital portfolio. As a result, we expect the Provision for losses on leases and loans and the write-off in the second quarter of 2001 to be larger than in previous years. As of March 31, 2001, the Partnership has $5,751,000 invested in leases and loans in the Growth Capital portfolio, which is made up of early stage companies in various growth industries, some of which have been adversely affected by the recent economic downturn. Continued weakness in the economy could cause the Provision for losses on leases and loans and the write-off to continue at higher than historical levels. The General Partner will continue to monitor the leases and loans in this portfolio for indications of deterioration in the portfolio and impairment and will record a provision for losses on leases and loans as soon as losses become probable.

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

                                PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P
                                ---------------------------------------------
                                                 (Registrant)

                                  BY:  PHOENIX LEASING ASSOCIATES II, L.P.
                                       a California limited partnership,
                                       General Partner

                                       BY:  PHOENIX LEASING ASSOCIATES II, INC.
                                            a Nevada corporation,
                                            General Partner


    Date                    Title                              Signature
    ----                    -----                              ---------


September 17, 2001  Senior Vice President                 /S/ GARY W. MARTINEZ
------------------  and a Director of                     --------------------
                    Phoenix Leasing Associates II, Inc.   (Gary W. Martinez)


September 17, 2001  Vice President, Chief Financial       /S/ ANDREW N. GREGSON
------------------  Officer and a Director of             ---------------------
                    Phoenix Leasing Associates II, Inc.   (Andrew N. Gregson)