Form 10QSB/A
period 2001-06-30
PHOENIX LEASING CASH DISTRIBUTION FUND V L P
filed 2001-09-17
CIK 867296

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

     The following item appearing on Form-10QSB for Phoenix Leasing Cash Distribution Fund V, L.P. (the Partnership), as originally filed August 9, 2001, is hereby amended.


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

         In the quarter ended June 30, 2001, leases and loans with 4 lessees and borrowers totaling $655,000 as of March 31, 2001 became impaired in the Partnership's Growth Capital portfolio and were written-down by $380,000. Thus far during the third quarter of 2001, leases with 1 lessee totaling $147,000 and no loans became impaired in the Growth Capital portfolio. As of June 30, 2001, the Partnership has $4,563,000 invested in leases and loans in the Growth Capital portfolio, which is made up of early stage companies in various growth industries, some of which have been adversely affected by the recent economic downturn. Continued weakness in the economy could cause the Provision for losses on leases and loans and the write-off to continue at higher than historical levels. The General Partner will continue to monitor the leases and loans in this portfolio for indications of deterioration in the portfolio and impairment and will record a provision for losses on leases and loans as soon as losses become probable.

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