Form 10QSB
period 2001-09-30
PHOENIX LEASING CASH DISTRIBUTION FUND V L P
filed 2001-11-13
CIK 867296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

  X     QUARTERLY REPORT UNDER SECTION  13 OR 15(d)  OF THE  SECURITIES EXCHANGE
-----   ACT OF 1934

                For the quarterly period ended September 30, 2001

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

1,845,777 Units of Limited Partnership Interest were outstanding as of September 30, 2001

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
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)

                                                     September 30,  December 31,
                                                         2001           2000
                                                         ----           ----
ASSETS

Cash and cash equivalents                              $ 8,917        $ 7,917

Accounts receivable (net of allowance for losses
   on accounts receivable of $164 and $94 at
   September 30, 2001 and December 31, 2000,
   respectively)                                           107            171

Notes receivable (net of allowance for losses
   on notes receivable of $161 and $163 at
   September 30, 2001 and December 31, 2000,
   respectively)                                         3,073          5,816

Equipment on operating leases and held for
   lease (net of accumulated depreciation of
   $1,973 and $2,210 at September 30, 2001 and
   December 31, 2000, respectively)                        466            209

Net investment in financing leases (net of
   allowance for early terminations of $132
   and $137 at September 30, 2001
   and December 31, 2000, respectively)                  1,808          4,433

Capitalized acquisition fees (net of accumulated
   amortization of $3,297 and $3,143 at
   September 30, 2001 and December 31, 2000,
   respectively)                                           170            324

Other assets                                                 1             67
                                                       -------        -------

   Total Assets                                        $14,542        $18,937
                                                       =======        =======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities
   Accounts payable and accrued expenses               $   850        $ 1,049
                                                       -------        -------

     Total Liabilities                                     850          1,049
                                                       -------        -------

Partners' Capital
   General Partner                                          36             43

   Limited Partners, 5,000,000 units authorized,
     2,045,838 units issued, 1,845,777 and 1,861,289
     units outstanding at September 30, 2001 and
     December 31, 2000, respectively                    13,656         17,843

Accumulated other comprehensive income                    --                2
                                                       -------        -------

   Total Partners' Capital                              13,692         17,888
                                                       -------        -------

     Total Liabilities and Partners' Capital           $14,542        $18,937
                                                       =======        =======

        The accompanying notes are an integral part of these statements.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                          Three Months Ended  Nine Months Ended
                                             September 30,      September 30,
                                            2001      2000     2001       2000
                                            ----      ----     ----       ----
INCOME
   Rental income                           $   301  $   126   $   431   $   415
   Earned income, financing leases              84      178       346       629
   Gain on sale of securities                    2      304       384     1,862
   Interest income, notes receivable           187      426       586     1,183
   Other income                                 86      117       324       303
                                           -------  -------   -------   -------
     Total Income                              660    1,151     2,071     4,392
                                           -------  -------   -------   -------

EXPENSES
   Depreciation                                106       18       320       111
   Amortization of acquisition fees             31       80       154       216
   Lease related operating expenses              9       15        37        31
   Management fees to General Partner           42      103       147       314
   Reimbursed administrative costs to
     General Partner                            19       61        63       242
   Provision for losses on leases and
     loans                                      63      267     1,751       683
   Legal expense                                44       67       153       137
   General and administrative expenses          53       18        95        66
                                           -------  -------   -------   -------
     Total Expenses                            367      629     2,720     1,800
                                           -------  -------   -------   -------

NET INCOME (LOSS)                              293      522      (649)    2,592

Other comprehensive income:
   Unrealized gains on securities:
     Unrealized holding gains arising
       during period                          --        436        (2)      983
     Less: reclassification adjustment
           for gains included in net
           income                             --       (304)     --      (1,862)
                                           -------  -------   -------   -------
   Other comprehensive income                 --        132        (2)     (879)
                                           -------  -------   -------   -------
COMPREHENSIVE INCOME (LOSS)                $   293  $   654   $  (651)  $ 1,713
                                           =======  =======   =======   =======


NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT                        $   .14  $   .26   $  (.40)  $  1.31
                                           =======  =======   =======   =======

DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT                        $   .60  $   .60   $  1.80   $  1.80
                                           =======  =======   =======   =======

ALLOCATION OF NET INCOME (LOSS):
     General Partner                       $    37  $    41   $    96   $   130
     Limited Partners                          256      481      (745)    2,462
                                           -------  -------   -------   -------
                                           $   293  $   522   $  (649)  $ 2,592
                                           =======  =======   =======   =======

        The accompanying notes are an integral part of these statements.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                             Nine Months Ended
                                                                September 30,
                                                               2001       2000
                                                               ----       ----
Operating Activities:
--------------------
   Net income (loss)                                         $  (649)   $ 2,592
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
       Depreciation                                              320        111
       Amortization of acquisition fees                          154        216
       Gain on sale of equipment                                 (37)        (5)
       Gain on sale of securities                               (384)    (1,862)
       Equity in earnings from joint ventures, net              --           (4)
       Provision for early termination, financing
         leases                                                  557        261
       Provision for losses on notes receivable                1,069        411
       Provision for losses on accounts receivable               125         11
       Increase in accounts receivable                           (61)       (36)
       Increase (decrease) in accounts payable and
         accrued expenses                                       (199)       166
       Decrease in other assets                                   64          4
                                                             -------    -------
Net cash provided by operating activities                        959      1,865
                                                             -------    -------
Investing Activities:
--------------------
     Principal payments, financing leases                      1,393      2,360
     Principal payments, notes receivable                      1,674      3,688
     Proceeds from sale of equipment                             135        337
     Proceeds from sale of securities                            384      1,862
     Distributions from joint ventures                          --           50
     Investment in financing leases                             --       (2,453)
     Investment in notes receivable                             --       (2,118)
     Payment of acquisition fees                                --          (71)
                                                             -------    -------
Net cash provided by investing activities                      3,584      3,655
                                                             -------    -------
Financing Activities:
--------------------
     Redemptions of capital                                     (105)      (146)
     Distributions to partners                                (3,440)    (3,484)
                                                             -------    -------
Net cash used in financing activities                         (3,546)    (3,630)
                                                             -------    -------

Increase in cash and cash equivalents                          1,000      1,890
Cash and cash equivalents, beginning of period                 7,917      4,521
                                                             -------    -------
Cash and cash equivalents, end of period                     $ 8,917    $ 6,411
                                                             =======    =======

Supplemental Disclosure of Non-Cash Investing Activities:
--------------------------------------------------------
   Reclassification of financing leases to operating leases  $ 1,238    $   756

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

Note 4.    Accounts Receivable
           -------------------

     The activity in the allowance for losses on accounts receivable during nine months ended September 30, is as follows:

                                                        2001          2000
                                                        ----          ----
                                                      (Amounts In Thousands)

         Beginning balance                              $  94         $ 132
              Provision for losses                        125            11
              Write downs                                 (55)          (46)
                                                        -----         -----
         Ending balance                                 $ 164         $  97
                                                        =====         =====

Note 5.    Notes Receivable.
           ----------------

     Impaired Notes Receivable. At September 30, 2001 and December 31, 2000, the recorded investments in notes that are considered to be impaired, as defined under Statement of Financial Accounting Standard No. 114, Accounting by Creditors for Impairment of a Loan, was $692,000 and $660,000 net of specific write-downs of $1,075,000 and $874,000 respectively. The average recorded investment in impaired loans during the nine months ended September 30, 2001 and 2000 was approximately $750,000 and $349,000 respectively.

     The activity in the allowance for losses on notes receivable during the nine months ended September 30, is as follows:

                                                         2001           2000
                                                         ----           ----
                                                        (Amounts In Thousands)

         Beginning balance                              $   162       $    88
              Provision for losses                        1,069           411
              Write downs                                (1,070)         (433)
                                                        -------       -------
         Ending balance                                 $   161       $    66
                                                        =======       =======

Note 6.    Investment in Financing Leases
           ------------------------------

     The activity in the allowance for early terminations of financing leases during the nine months ended September 30, is as follows:

                                                         2001           2000
                                                         ----           ----
                                                        (Amounts In Thousands)

         Beginning balance                              $   137       $    55
              Provision for losses                          557           261
              Write downs                                  (562)         (260)
                                                        -------       -------
         Ending balance                                 $   132       $    56
                                                        =======       =======

Note 7.    Net Income (Loss) and Distributions per Limited Partnership Unit.
           ----------------------------------------------------------------

     Net income (loss) and distributions per limited partnership unit were based on the limited partners' share of net income and distributions and the weighted average number of units outstanding of 1,852,683 and 1,875,771 for the nine months ended September 30, 2001 and 2000 respectively. For purposes of allocating income (loss) to each individual partner, the Partnership allocates net income (loss) based upon each respective limited partner's net capital contributions.

Note 8.    Investment in Joint Ventures.
           ----------------------------

Equipment Joint Venture
-----------------------

     The aggregate combined financial information of the equipment joint venture is presented as follows:

                                                         Nine Months Ended
                                                           September 30,
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

     On July 11, 2001, the parties agreed to a memorandum of understanding outlining a settlement of the Consolidated Action. The terms of the settlement are confidential. The Court has granted preliminary approval of the settlement. The settlement will not materially effect the financial position or results of operations of the Partnership.

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

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.

Item 2.    Management's  Discussion  and  Analysis of  Financial  Condition  and
           ---------------------------------------------------------------------
           Results of Operations.
           ---------------------

Results of Operations

     Phoenix Leasing Cash Distribution Fund V, L.P. (the "Partnership") reported net income of $293,000 during the three months ended September 30, 2001 and a net loss of $649,000 during the nine months ended September 30, 2001, as compared to net income of $522,000 and $2,592,000 during the three and nine months ended September 30, 2000, respectively. The decline in net income for both the three and nine months ended September 30, 2001, is attributable to declines in earned income from financing leases, interest income from notes receivable, and gain on sale of securities, in addition to an increase in depreciation expense. An additional factor contributing to the decline in net income for the nine months ended September 30, 2001, compared to the same period in the previous year, is the increase in provision for losses on leases and loans.

     Total income decreased by $491,000 and $2,321,000 for the three and nine months ended September 30, 2001, respectively, compared to the same periods in the prior year. The decrease in total income for the three and nine months ended September 30, 2001, compared to the prior year, is due to declines in earned income from financing leases, interest income from notes receivable and gain on sale of securities which in part is offset by an increase in rental income.

     Earned income from financing leases decreased by $94,000 and $283,000 during the three and nine month periods ended September 30, 2001, as compared to the same periods in 2000, due to a decrease in the Partnership's investment in financing leases. The net investment in financing leases was $1,808,000 at September 30, 2001, as compared to $5,498,000 at September 30, 2000. The investment in financing leases, as well as earned income from financing leases, will decrease over the lease term as the Partnership amortizes income over the life of the lease using the interest method. During 2001, the Partnership made no new investments in financing leases, compared to $2,453,000 during 2000.

     Interest income from notes receivable decreased by $239,000 and $597,000 for the three and nine months ended September 30, 2001, as compared to the same periods in 2000, which is attributable to the decline in the net investment in notes receivable. At September 30, 2001, the net investment in notes receivable was $3,073,000, compared to $6,962,000 at September 30, 2000. The Partnership made no new investments in notes receivable during the nine months ended
September 30, 2001, compared to $2,118,000 during the nine months ended September 30, 2000.

     The Partnership reported a gain on sale of securities of $2,000 and $384,000 for the three and nine months ended September 30, 2001, respectively compared to $304,000 and $1,862,000 in 2000. The securities sold in 2001 and 2000 consisted of the sale of stock warrants and common stock received through the exercise of stock warrants granted to the Partnership as part of financing agreements with emerging growth companies that are publicly traded. The Partnership received proceeds of $384,000 and $1,862,000 from the sale of these securities during the nine months ended September 30, 2001 and 2000, respectively.

     The decreases in earned income from financing leases, interest income from notes receivable and gain on sale of securities is in part offset by an increase in rental income of $175,000 and $16,000 for the three and nine months ended

September 30, 2001, respectively, compared to the same periods in the prior year. The increase in rental income for the three and nine months ended September 30, 2001 is due to settlements related to rental activity being recognized as income.

     Total expenses for the three months ended September 30, 2001 decreased by $262,000 but increased by $920,000 for the nine months ended September 30, 2001, compared to the same periods in the prior year. The decrease experienced during the three months ended September 30, 2001, compared to the same period in the prior year, is attributable to decreases in management fees to the General Partner, reimbursed administrative costs to the General Partner, amortization of acquisition fees and provision for losses on leases and loans. In contrast, the increase in total expenses for the nine months ended September 30, 2001, compared to the same period in the prior year, is a result of an increase in provision for losses on leases and loans during the period. This increase in provision for losses on leases and loans experienced during the nine months ended September 30, 2001 was partially offset by decreases in management fees to the General Partner, reimbursed administrative costs to the General Partner and amortization of acquisition fees.

     The decrease in management fees, reimbursed administrative costs to the General Partner and amortization of acquisition fees for the three and nine months ended September 30, 2001, compared to the same periods in the prior year, are the result of the continued reduction in the size of the lease and loan portfolio. During the three and nine months ended September 30, 2001, compared to the same periods in the prior year, management fees to the General Partner decreased by $61,000 and $167,000, respectively, reimbursed administrative costs to the General Partner decreased by $42,000 and $179,000, respectively, and amortization of acquisition fees decreased by $49,000 and $62,000, respectively.

     Partially offsetting the decreases in management fees, reimbursed administrative costs to the General Partner and amortization of acquisition fees for the three and nine months ended September 30, 2001, compared to the same periods in the prior year, is an increase in depreciation expense. Depreciation expense increased by $88,000 and $209,000 for the three and nine months ended September 30, 2001, respectively, compared to the same periods in the previous year. The increase in depreciation expense is attributable to an increase in the amount of equipment coming off lease. Until new lessees or buyers of equipment can be found, the equipment will continue to generate depreciation expense without any corresponding rental income. The effect of this will be a reduction of the Partnership earnings during this remarketing period.

     The Partnership experienced a decrease in provision for losses on leases and loans of $204,000 for the three months ended September 30, 2001, compared to the same period in the previous year, which contributed to the reduction in total expenses for the period. In contrast, the Partnership had an increase in provision for losses on leases and loans of $1,068,000 for the nine months ended September 30, 2001, compared to the same period in the previous year. The increase in the provision for losses on leases and loans was due primarily to the recognition of additional loss reserves for impaired loans and leases deemed to have a probable loss.

     Management considers various factors in determining the allowance for loan and lease losses. Management periodically specifically reviews each individual loan and lease in the Partnership's portfolio for payment delinquencies and other identified weaknesses. When management determines that a lease loss is probable or loan is impaired, it provides for the loss and takes a specific write-down to reduce the reported value of that lease or loan. For loans, the reported value is reduced to the present value of the expected future cash flows discounted at the original effective interest rate or, if collectability is collateral dependent (which is generally the case), to the fair value of the collateral. For leases, the reported value is reduced to the amount expected to be recovered which is generally the fair value of the collateral. In addition, in order to estimate unidentified probable losses, management considers the average charge-offs as a percentage of the portfolio in recent quarters in estimating this portion of the allowance. A significant amount of the loans and leases in the Growth Capital portfolio are dependent upon computer peripheral collateral which is susceptible to accelerated fair value declines due to potential technological obsolescence. This factor is considered by management in calculating the allowance for loan and lease losses through historical loss factors and individual loan and lease reviews.

     In the quarter ended September 30, 2001, leases with one customer were deemed as probable losses and loans with one customer became impaired totaling $305,000 as of June 30, 2001 in the Partnership's Growth Capital portfolio and were written-down by $151,000. Thus far during the fourth quarter of 2001, no leases were deemed as a probable loss and loans with two customers totaling $206,000 became impaired in the Growth Capital portfolio. As of September 30, 2001 and December 31, 2000, Growth Capital loans and leases of $124,000 and $0, respectively, net of any specific write-downs, were between 30 and 90 days past due. As of September 30, 2001, the Partnership has $3,671,000 invested in leases and loans in the Growth Capital portfolio, which is made up of early stage companies in various growth industries, some of which have been adversely affected by the recent economic downturn. Potential future increases in loan and lease delinquencies and defaults due to continued weaknesses in the economy as well as potential significant declines in technology related collateral values could cause the Provision for losses on leases and loans and the write-offs to continue at higher than historical levels. The General Partner will continue to monitor the leases and loans in this portfolio for indications of deterioration in the portfolio and impairment and will record a provision for losses on leases and loans as soon as losses become probable.

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

     The cash generated from leasing and financing activities during the nine months ended September 30, 2001 and 2000 was $4,026,000 and $7,913,000,
respectively. The decrease in cash generated is due to a decrease in principal payments from notes receivable and payments on financing leases. Payments from notes receivable and financing leases decreased during 2001, compared to 2000, as a result of the Partnership's declining investment in notes receivable and financing leases.

     As of September 30, 2001, the Partnership owned equipment being held for lease with an original cost of $3,385,000 and a net book value of $293,000, compared to $1,716,000 and $113,000, respectively, at September 30, 2000. The

General  Partner  is  actively  engaged,  on  behalf  of  the  Partnership,   in
remarketing and selling the Partnership's equipment as it becomes available.

     The Partnership received proceeds from the sale of equipment of $135,000 for the nine months ended September 30, 2001, compared to $337,000 for the same period in the previous year. The net book value of the equipment sold during the nine months ended September 30, 2001 was $98,000, compared to $332,000 for the equipment sold in the same period in 2000. At September 30, 2001, the Partnership owned equipment with an aggregate original cost of approximately $9.0 million, as compared to $13.3 million at September 30, 2000.

     Distributions  from  joint  ventures  were $0 for  the  nine  months  ended
September 30, 2001 compared to $50,000 for the nine months ended September 30, 2000. The decrease in distributions from joint ventures for the nine months ended September 30, 2001, compared to the prior year, is attributable to the closing of the last joint venture owned by the Partnership which occurred during the first quarter of 2000.

     The cash distributed to partners for the nine months ended September 30, 2001 was $3,440,000, as compared to $3,484,000 during the nine months ended September 30, 2000. In accordance with the Partnership Agreement, the limited partners are entitled to 97% of the cash available for distribution and the General Partner is entitled to 3%. As a result, the limited partners received $3,337,000 and $3,379,000 in distributions during the nine months ended September 30, 2001 and 2000, respectively. The cumulative distributions to the Limited Partners are $36,346,000 and $31,891,000 as of September 30, 2001 and 2000, respectively. The General Partner received $103,000 and $105,000 in cash distributions for the nine months ended September 30, 2001 and 2000, respectively. The Partnership anticipates making distributions to partners during 2001 at least at the same rate as in 2000.

     The cash to be generated from leasing and financing operations is anticipated to be sufficient to meet the Partnership's continuing operational expenses.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.

                               September 30, 2001
                           Part II. Other Information.
                                    -----------------

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

     On July 11, 2001, the parties agreed to a memorandum of understanding outlining a settlement of the Consolidated Action. The terms of the settlement are confidential. The Court has granted preliminary approval of the settlement. The settlement will not materially effect the financial position or results of operations of the Partnership.

Item 2.     Changes in Securities.  Inapplicable
Item 3.     Defaults Upon Senior Securities.  Inapplicable
Item 4.     Submission of Matters to a Vote of Securities Holders.  Inapplicable
Item 5.     Other Information.  Inapplicable
Item 6.     Exhibits and Reports on 8-K:
                a)Exhibits:
                b)Reports on 8-K:  None

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


                                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                                                  (Registrant)

                                 BY: PHOENIX LEASING ASSOCIATES II, L.P.
                                     a California limited partnership,
                                     General Partner

                                     BY:  PHOENIX LEASING ASSOCIATES II, INC.
                                          a Nevada corporation,
                                          General Partner

      Date               Title                                   Signature
      ----               -----                                   ---------

November 13, 2001   Senior Vice President                  /S/ GARY W. MARTINEZ
-----------------   and a Director of                      ---------------------
                    Phoenix Leasing Associates II, Inc.    (Gary W. Martinez)


November 13, 2001   Vice President, Chief Financial        /S/ ANDREW N. GREGSON
-----------------   Officer and a Director of              ---------------------
                    Phoenix Leasing Associates II, Inc.    (Andrew N. Gregson)