Form 10KSB
period 2001-12-31
PHOENIX LEASING CASH DISTRIBUTION FUND V L P
filed 2002-03-22
CIK 867296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                  ------------

                                   FORM 10-KSB

  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE
------ ACT OF 1934

For the fiscal year ended December 31, 2001      Commission File Number 0-20133


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

The Registrant's revenue for its most recent fiscal year was $2,514,000.

As of December 31, 2001, 1,840,232 Units of Limited Partnership interest were outstanding. No market exists for the Units of Partnership interest and therefore there exists no aggregate market value at December 31, 2001.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format:

                               Yes       No   X
                                   -----    -----

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.

                         2001 FORM 10-KSB ANNUAL REPORT


                                TABLE OF CONTENTS


                                                                          Page

                                     PART I

Item 1.       Business..................................................    3
Item 2.       Properties................................................    4
Item 3.       Legal Proceedings.........................................    4
Item 4.       Submission of Matters to a Vote of Security Holders.......    5


                                     PART II

Item 5.       Market for the Registrant's Securities and Related
              Security Holder Matters...................................    5
Item 6.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................    6
Item 7.       Financial Statements......................................    9
Item 8.       Disagreements on Accounting and Financial Disclosure
              Matters...................................................   23


                                    PART III

Item 9 .      Directors and Executive Officers of the Registrant........   23
Item 10.      Executive Compensation....................................   24
Item 11.      Security Ownership of Certain Beneficial Owners and
              Management................................................   24
Item 12.      Certain Relationships and Related Transactions............   25


                                     PART IV

Item 13.      Exhibits, Financial Statement Schedules and Reports
              on Form 8-K...............................................   25


Signatures..............................................................   26

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

         From the initial formation of the Partnership through December 31, 2001, the total investments in equipment leases, investments in joint ventures and financing transactions (loans) approximate $115,867,927. The average initial firm term of contractual payments from equipment subject to lease was 46.84 months, and the average initial net monthly payment rate as a percentage of the original purchase price was 2.76%. The average initial term of contractual payments from loans was 51.47 months.

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

Narrative Description of Business.

         The Partnership has acquired equipment pursuant to either "Operating" leases or "Financing" leases. At December 31, 2001, approximately 83% of the leased assets owned by the Partnership were classified as Financing leases. The Partnership has also provided financing secured by assets in the form of notes receivable. Operating leases are generally short-term leases under which the lessor will receive aggregate rental payments in an amount that is less than the purchase price of the equipment. Financing leases are generally for a longer term under which the noncancellable rental payments due during the initial term of the lease are at least sufficient to recover the purchase price of the equipment.

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

Other.

         A brief description of the type of assets in which the Partnership has invested through December 31, 2001, together with information concerning the uses of assets is set forth in Item 2.

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

         As of December 31, 2001, the Partnership owns equipment and has outstanding loans to borrowers with an aggregate original cost of $15,928,000. The following table summarizes the type of equipment owned or financed by the Partnership at December 31, 2001.

                                                                   Percentage of
              Asset Types                     Purchase Price(1)    Total Assets
---------------------------------------       -----------------    ------------
                                          (Amounts in Thousands)

Financing of Emerging Growth Companies          $ 5,956                  37%
Capital Equipment Leased to Emerging
  Growth Companies                                4,893                  31
Financing of Other Businesses                     1,975                  12
Miscellaneous                                       810                   5
Small Computer Systems                              739                   5
Computer Peripherals                                723                   5
Telecommunications                                  541                   3
Furniture and Fixtures                              291                   2
                                                -------                 ---

 TOTAL                                          $15,928                 100%
                                                =======                 ===

(1) These amounts include the cost of equipment on financing leases of $3,055,000 and original cost of outstanding loans of $7,931,000 at December 31, 2001.

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

     (b) Approximate number of equity security investments:

                                                 Number of Unit Holders
               Title of Class                    as of December 31, 2001
              ----------------                   -----------------------

              Limited Partners                             2,209
              General Partner                                  1

Item 6.       Management's  Discussion  and Analysis of Financial  Condition and
              ------------------------------------------------------------------
              Results of Operations.
              ---------------------

Critical Accounting Policies

         In response to the SEC's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," we identified the most critical accounting principles upon which our financial status depends. We determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. We identified our most critical accounting policies to be those related to allowance for losses on loans and leases. We state these accounting policies in the notes to the consolidated financial statements and at relevant sections in this discussion and analysis.

Results of Operations

         Phoenix Leasing Cash Distribution Fund V, L.P. (the Partnership) reported a net loss of $1,515,000 for the year ended December 31, 2001, compared to net income of $3,278,000 during the year ended December 31, 2000. The decline in net income for the year ended December 31, 2001, is attributable to declines in earned income from financing leases, interest income from notes receivable, and gain on sale of securities, in addition to an increase in depreciation and provision for losses on leases and loans.

         Total income decreased by $3,332,000 for the year ended December 31, 2001, compared to the prior year. The decrease in total income for the year ended December 31, 2001, compared to the prior year, is due to declines in earned income from financing leases, interest income from notes receivable and gain on sale of securities which in part is offset by an increase in rental income.

         Earned income from financing leases decreased by $421,000 during the year ended December 31, 2001, as compared to the same period in 2001, due to a decrease in the Partnership's investment in financing leases. The net investment in financing leases was $1,095,000 at December 31, 2001, as compared to $4,433,000 at December 31, 2000. The investment in financing leases, as well as earned income from financing leases, will decrease over the lease term as the Partnership amortizes income over the life of the lease using the interest method. During 2001, the Partnership made no new investments in financing leases, compared to $2,453,000 during 2000.

         Interest income from notes receivable decreased by $813,000 for the year ended December 31, 2001, as compared to the same period in 2000, due to the decline in the net investment in notes receivable. At December 31, 2001, the net investment in notes receivable was $1,795,000, compared to $5,816,000 at December 31, 2000. The Partnership made no new investments in notes receivable during the year ended December 31, 2001, compared to $2,117,000 during the year ended December 31, 2000.

         The Partnership reported a gain on sale of securities of $384,000 for the year ended December 31, 2001, compared to $2,476,000 in 2000. The securities sold in 2001 and 2000 consisted of the sale of stock warrants and common stock received through the exercise of stock warrants granted to the Partnership as part of financing agreements with emerging growth companies that are publicly traded. The Partnership received proceeds of $384,000 and $2,476,000 from the sale of these securities during the year ended December 31, 2001 and 2000, respectively.

         The decreases in earned income from financing leases, interest income from notes receivable and gain on sale of securities is in part offset by an increase in rental income of $31,000 for the year ended December 31, 2001, compared to the same period in the prior year. The increase in rental income for the year ended December 31, 2001 is due to settlements related to rental activity being recognized as income.

         Total expenses for the year ended December 31, 2001 increased by $1,461,000, compared to the same period in the prior year. The Partnership had an increase in provision for losses on leases and loans of $1,643,000 for the year ended December 31, 2001, compared to the same period in the previous year. The increase in the provision for losses on leases and loans was due primarily to the recognition of additional loss reserves for impaired loans and leases deemed to have a probable loss.

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

         In the year ended December 31, 2001, leases with seven customers were deemed as probable losses and loans with eight customers became impaired totaling $3,125,000 as of December 31, 2001 in the Partnership's Growth Capital portfolio and were written-down by $2,149,000. Thus far during the first quarter of 2002, no leases were deemed as a probable loss and no loans became impaired in the Growth Capital portfolio. As of December 31, 2001, Growth Capital loans and leases of $120,000, net of any specific write-downs, were between 30 and 90 days past due. As of December 31, 2001, the Partnership has $2,219,000 invested in leases and loans in the Growth Capital portfolio, which is made up of early stage companies in various growth industries, some of which have been adversely affected by the recent economic downturn. Potential future increases in loan and lease delinquencies and defaults due to continued weaknesses in the economy as well as potential significant declines in technology related collateral values could cause the Provision for losses on leases and loans and the write-offs to continue at higher than historical levels. The General Partner will continue to monitor the leases and loans in this portfolio for indications of deterioration in the portfolio and impairment and will record a provision for losses on leases and loans as soon as losses become probable.

         The increases in provision for losses on leases and loans and depreciation experienced during the year ended December 31, 2001 was partially offset by decreases in management fees to the General Partner, reimbursed administrative costs to the General Partner and amortization of acquisition fees. The decrease in management fees, reimbursed administrative costs to the General Partner and amortization of acquisition fees for the year ended December 31, 2001, compared to the same period in the prior year, are the result of the continued reduction in the size of the lease and loan portfolio. During the year ended December 31, 2001, compared to the same period in the prior year, management fees to the General Partner decreased by $210,000, reimbursed administrative costs to the General Partner decreased by $224,000, and amortization of acquisition fees decreased by $63,000.

         Another factor contributing to the increase in total expenses is the increase in depreciation expense of $289,000 for the year ended December 31, 2001, compared to the same period in the previous year. The increase in depreciation expense is attributable to an increase in the amount of financing lease equipment coming off lease. Until new lessees or buyers of equipment can be found, the equipment will continue to generate depreciation expense without any corresponding rental income. The effect of this will be a reduction of the Partnership earnings during this remarketing period.

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

         The  Partnership  reported net cash generated by equipment  leasing and financing activities of $5,248,000 during 2001, as compared to $10,010,000 during 2000. The decrease in the net cash generated during 2001 is due to a decrease in principal payments from notes receivable and payments on financing leases. Payments from notes receivable and financing leases decreased during 2001, compared to 2000, as a result of the Partnership's declining investment in notes receivable and financing leases.

         The Partnership received proceeds from the sale of equipment of $153,000 for the year ended December 31, 2001, compared to $338,000 for the same period in the previous year. The net book value of the equipment sold during the year ended December 31, 2001 was $117,000 compared to $333,000 for the same period in 2000. At December 31, 2001, the Partnership owned equipment with an aggregate original cost of approximately $8.0 million, as compared to $12.7 million at December 31, 2000.

         As of December 31, 2001, the Partnership owned equipment being held for lease with an original cost of $4,219,000 and a net book value of $65,000, compared to $3,133,000 and $209,000, respectively, at December 31, 2000. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's equipment as it becomes available.

         Distributions from joint ventures for the year ended December 31, 2001 were $0 compared to $50,000 for 2000. The decrease in distributions from joint ventures for the year ended December 31, 2001, compared to the prior year, is attributable to the closing of the last joint venture owned by the Partnership, which occurred during the first quarter of 2000.

         The cash distributed to partners for the year ended December 31, 2001 was $4,580,000, as compared to $4,636,000 during the year ended December 31, 2000. In accordance with the Partnership Agreement, the Limited Partners are entitled to 97% of the cash available for distribution and the General Partner is entitled to 3%. As a result, the limited partners received $4,443,000 and $4,497,000 in distributions during the year ended December 31, 2001 and 2000, respectively. The cumulative distributions to the Limited Partners were $37,452,000 and $33,009,000 as of December 31, 2001 and 2000, respectively. The
General Partner received $137,000 and $139,000 in cash distributions for the years ended December 31, 2001 and 2000, respectively. The Partnership anticipates making distributions to partners during 2002 at least at the same rate as in 2001.

         As stated in the Partnership's prospectus, redemptions were at the discretion of the General Partner. Redemptions were $156,000 and $200,000 for the years ended December 31, 2001 and 2000, respectively.

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

                          Item 7. FINANCIAL STATEMENTS
                                  --------------------

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                 ----------------------------------------------

                          YEAR ENDED DECEMBER 31, 2001
                          ----------------------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Partners of Phoenix Leasing Cash Distribution Fund V, L.P.:

         We have audited the accompanying balance sheet of Phoenix Leasing Cash Distribution Fund V, L.P. (a California limited partnership) as of December 31, 2001 and the related statements of operations and comprehensive income, partners' capital and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Phoenix Leasing Cash Distribution Fund V, L.P. as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States.

                                                             ARTHUR ANDERSEN LLP


San Francisco, California,
  February 8, 2002

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                                  BALANCE SHEET
                 (Amounts in Thousands Except for Unit Amounts)


                                                               December 31, 2001
                                                               -----------------

ASSETS

Cash and cash equivalents                                            $ 8,807

Accounts receivable (net of allowance for losses on accounts
   receivable of $186)                                                   170

Notes receivable (net of allowance for losses on notes
   receivable of $127)                                                 1,795

Equipment on operating leases and held for lease (net of
   accumulated depreciation of $2,492)                                   224

Net investment in financing leases (net of allowance for
   early terminations of $99)                                          1,095

Capitalized acquisition fees (net of accumulated amortization
   of $3,357)                                                            110
                                                                     -------

     Total Assets                                                    $12,201
                                                                     =======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

   Accounts payable and accrued expenses                             $   566
                                                                     -------

     Total Liabilities                                                   566
                                                                     -------

Partners' Capital:

   General Partner                                                        27

   Limited Partners, 5,000,000 units authorized, 2,045,838
     units issued and 1,840,232 units outstanding                     11,608
                                                                     -------

     Total Partners' Capital                                          11,635
                                                                     -------

     Total Liabilities and Partners' Capital                         $12,201
                                                                     =======

        The accompanying notes are an integral part of these statements.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               (Amounts in Thousands Except for Per Unit Amounts)

                                                For the Years Ended December 31,
                                                         2001     2000
                                                         ----     ----

INCOME

   Rental income                                       $   558  $   527
   Earned income, financing leases                         408      829
   Interest income, notes receivable                       773    1,586
   Equity in earnings from joint ventures, net            --          4
   Gain on sale of securities                              384    2,476
   Other income                                            391      424
                                                       -------  -------

     Total Income                                        2,514    5,846
                                                       -------  -------

EXPENSES

   Depreciation                                            434      145
   Amortization of acquisition fees                        214      277
   Lease related operating expenses                         53       47
   Management fees to General Partner                      193      403
   Reimbursed administrative costs to General
     Partner                                                79      303
   Provision for losses on leases and loans              2,760    1,117
   Legal expense                                           179      180
   General and administrative expenses                     117       96
                                                       -------  -------

     Total Expenses                                      4,029    2,568
                                                       -------  -------

NET INCOME (LOSS)                                       (1,515)   3,278

Other comprehensive income (loss):
   Unrealized gains (losses) on securities:
     Unrealized holding gains (losses) arising during
       period                                               (2)     749
     Less:  reclassification adjustment for gains
            included in net income                        --     (2,476)
                                                       -------  -------

Other comprehensive loss                                    (2)  (1,727)
                                                       -------  -------

COMPREHENSIVE INCOME (LOSS)                            $(1,517) $ 1,551
                                                       =======  =======


NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT         $  (.88) $  1.66
                                                       =======  =======

ALLOCATION OF NET INCOME (LOSS):
   General Partner                                     $   121  $   170
   Limited Partners                                     (1,636)   3,108
                                                       -------  -------

                                                       $(1,515) $ 3,278
                                                       =======  =======

        The accompanying notes are an integral part of these statements.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                         STATEMENTS OF PARTNERS' CAPITAL
                 (Amounts in Thousands Except for Unit Amounts)


                                                                         Accumulated
                                      General                               Other
                                      Partner's     Limited Partners'   Comprehensive   Total
                                       Amount      Units        Amount     Income       Amount
                                       ------      -------------------     ------       ------

Balance, December 31, 1999           $       12   1,882,582  $   19,432  $    1,729  $   21,173

Net income                                  170        --         3,108        --         3,278

Distributions to partners ($2.40 per
  limited partnership unit)                (139)       --        (4,497)       --        (4,636)

Redemptions of capital                     --       (21,293)       (200)       --          (200)

Other comprehensive loss                   --          --          --        (1,727)     (1,727)
                                     ----------   ---------  ----------  ----------  ----------

Balance, December 31, 2000                   43   1,861,289      17,843           2      17,888

Net income (loss)                           121        --        (1,636)       --        (1,515)

Distributions to partners ($2.40 per
  limited partnership unit)                (137)       --        (4,443)       --        (4,580)

Redemptions of capital                     --       (21,057)       (156)       --          (156)

Other comprehensive loss                   --          --          --            (2)         (2)
                                     ----------   ---------  ----------  ----------  ----------

Balance, December 31, 2001           $       27   1,840,232  $   11,608  $     --    $   11,635
                                     ==========   =========  ==========  ==========  ==========

        The accompanying notes are an integral part of these statements.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)


                                                For the Years Ended December 31,
                                                         2001      2000
                                                         ----      ----
Operating Activities:
--------------------

   Net income (loss)                                   $(1,515)  $ 3,278

   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
       Depreciation                                        434       145
       Amortization of acquisition fees                    214       277
       Gain on sale of equipment                           (37)       (5)
       Gain on sale of securities                         (384)   (2,476)
       Equity in earnings from joint ventures, net        --          (4)
       Provision for early termination, financing
         leases                                          1,003       507
       Provision for losses on notes receivable          1,607       582
       Provision for losses on accounts receivable         150        28
       Increase in accounts receivable                    (149)      (32)
       Decrease (increase) in other assets                  67        (3)
       Increase (decrease) in accounts payable and
         accrued expenses                                 (324)        3
                                                       -------   -------

   Net cash provided by operating activities             1,066     2,300
                                                       -------   -------

Investing Activities:
--------------------

   Principal payments, financing leases                  1,768     3,048
   Principal payments, notes receivable                  2,414     4,662
   Proceeds from sale of equipment                         153       338
   Proceeds from sale of securities                        384     2,476
   Distributions from joint ventures                      --          50
   Investment in financing leases                         --      (2,453)
   Investment in notes receivable                         --      (2,117)
   Payment of acquisition fees                            (159)      (72)
                                                       -------   -------

   Net cash provided by investing activities             4,560     5,932
                                                       -------   -------

Financing Activities:
--------------------

   Redemptions of capital                                 (156)     (200)
   Distributions to partners                            (4,580)   (4,636)
                                                       -------   -------

   Net cash used in financing activities                (4,736)   (4,836)
                                                       -------   -------

Increase in cash and cash equivalents                      890     3,396

Cash and cash equivalents, beginning of period           7,917     4,521
                                                       -------   -------

Cash and cash equivalents, end of period               $ 8,807   $ 7,917
                                                       =======   =======

        The accompanying notes are an integral part of these statements.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

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

         The General Partner is entitled to receive 3% of all distributions until the Limited Partners have recovered their initial capital contributions plus a cumulative return of 10% per annum. Thereafter, the General Partner will receive 15% of all cash distributions. From inception of the Partnership until September 30, 1998, the General Partner's interest in Cash Available for Distribution was subordinated in any calendar quarter until the Limited Partners received quarterly distributions equal to 2.50% of their capital contributions (i.e., 10% per annum), prorated for any partial period.

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

         A schedule of compensation due and related distributions made to the General Partner for the years ended December 31, follows:

                                                       2001        2000
                                                       ----        ----
                                                    (Amounts in Thousands)

         Management fees                               $193        $403
         Acquisition fees                               --          137
         Cash distributions                             137         139
                                                       ----        ----

                Total                                  $330        $679
                                                       ====        ====

         Redemptions of limited partnership units will only be made to the extent permitted by applicable laws and regulations, the Partnership Agreement and if, in the opinion of the General Partner, it is in the best interest of the Partnership. In addition, redemptions will not be made if such redemptions would cause the Partnership to be categorized as a publicly traded partnership for federal income tax purposes.

         The Partnership will acquire such limited partnership units for an amount equal to 85% of the "accrual basis capital account" relating to the redeemed units. The Partnership will retain the remaining 15% of the "accrual basis capital account" relating to the redeemed units. Redemptions retained by the Partnership were $25,000 and $30,000 during the years ended December 31, 2001 and 2000, respectively. "Accrual basis capital account" is computed in accordance with the books and records regularly maintained by the Partnership for financial reporting purposes, utilizing the accrual method of accounting.


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

         The Partnership continually evaluates the carrying value of rental equipment in accordance with Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets". Under SFAS 121, rental equipment is reviewed for impairment whenever events or circumstances have occurred that would indicate the carrying amount may not be fully recoverable. An impairment loss is recognized if the fair value is less than the carrying amount of the long-lived assets being evaluated. The Partnership determines fair value based upon the condition of the equipment and the projected net cash flows from its sale considering current market conditions. The Partnership accounts for impairment losses through depreciation expense.

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

         Investments. Investments in stock in public companies are classified as available for sale. Available-for-sale securities are stated at their fair market value, with the unrealized gains and losses reported in other comprehensive income.

         New Accounting Pronouncements. Effective January 1, 2001, the Partnership adopted SFAS No. 133, as amended by SFAS No. 138, which establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or as a liability measured at its fair value. During the course of the year, the Partnership had warrants to purchase marketable equities covered by this statement. The Partnership previously carried these warrants at fair value on the balance sheet and changes in fair value were reported as a component of other comprehensive income on the Statement of Partners' Capital. With the adoption of SFAS No. 133, these warrants are carried at fair value on the balance sheet and changes in fair value are reported as part of other income on the Statement of Operations. The effect of the change was not material. As of December 31, 2001, the Partnership does not have any warrants to purchase marketable equities.

         In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of. The Partnership does not expect this standard to have a material impact on the Company's consolidated financial position or results of operations.

         Reclassification. Certain 2000 amounts have been reclassified to conform to the 2001 presentation. These reclassifications had no impact on previously reported net income or partners' capital.

         Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Comprehensive Income. For the Partnership, comprehensive income includes net income reported on the Statement of Operations and changes in the fair value of its available-for-sale investments reported as a component of partners' capital.

Note 3.       Accounts Receivable.
              -------------------

       Accounts receivable consist of the following at December 31:

                                                                  2001
                                                                  ----
                                                          (Amounts in Thousands)

         Lease payments                                          $ 265
         General Partner and Affiliates                             47
         Property and sales tax                                     44
                                                                 -----
                                                                   356
         Less: allowance for losses on accounts receivable        (186)
                                                                 -----

              Total                                              $ 170
                                                                 =====


Note 4.       Notes Receivable:
              ----------------

         Notes receivable consist of the following at December 31:

                                                                  2001
                                                                  ----
                                                          (Amounts in Thousands)

         Notes receivable from emerging growth companies,
           with stated interest ranging from 11% to 21%
           per annum, receivable in installments ranging
           from 37 to 57 months, collateralized by a
           security interest in the equipment financed         $ 1,225

         Notes receivable from other businesses, with
           stated interest ranging from 11% to 16% per
           annum, receivable in installments ranging from
           59 to 85 months, collateralized by the equipment
           financed                                                697
                                                               -------
                                                                 1,922
         Less:  allowance for losses on notes receivable          (127)
                                                               -------

              Total                                            $ 1,795
                                                               =======

         Minimum payments to be received on non-cancelable notes receivable for the years ended December 31, are as follows:

                                                          (Amounts in Thousands)

         2002.........................................         $   882
         2003.........................................             571
         2004.........................................             304
         2005.........................................              33
         2006.........................................             --
                                                               -------


         Total minimum payments to be received........           1,790
         Impaired notes receivable....................             398
         Less:  unearned interest.....................            (266)
         Less:  allowance for losses..................            (127)
                                                               -------

         Net investment in notes receivable...........         $ 1,795
                                                               =======

         At December 31, 2001, the recorded investment in notes that are considered to be impaired was $398,000, net of specific write-downs of $1,303,000. The average recorded investment in impaired loans during the year ended December 31, 2001 and 2000 was $662,000 and $427,000, respectively. The Partnership recognized $242,000 and $376,000 of interest income on impaired notes receivable during the years ended December 31, 2001 and 2000, respectively.

         The activity in the allowance for losses on notes receivable during the years ended December 31, is as follows:

                                                    2001         2000
                                                    ----         ----
                                                 (Amounts in Thousands)

         Beginning balance                        $   163      $    88
              Provision for losses                  1,607          582
              Write downs                          (1,643)        (507)
                                                  -------      -------
         Ending balance                           $   127      $   163
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

         The net investment in financing leases consists of the following at December 31:

                                                                  2001
                                                                  ----
                                                         (Amounts in Thousands)

         Minimum lease payments to be received                 $1,372
              Less:  unearned income                             (178)
                     allowance for early termination              (99)
                                                               ------

         Net investment in financing leases                    $1,095
                                                               ======

         Minimum  rentals  to  be  received  on  noncancellable   operating  and
financing leases for the years ended December 31 are as follows:

                                               Operating        Financing
                                               ---------        ---------
                                                  (Amounts in Thousands)

         2002 .........................          $  184          $  840
         2003 .........................            --               390
         2004 .........................            --               142
         2005 .........................            --              --
         2006 .........................            --              --
                                                 ------          ------

         Total ........................          $  184          $1,372
                                                 ======          ======

         Equipment held for lease generally consists of financing leases that have been placed into default. As a result, the leases have been reclassified to equipment, held at net realizable value and will be depreciated over the remaining estimated useful life of up to three years. The General Partner is making every effort to pursue remedies that will maximize recovery of the Partnership's investment. The net carrying value of the equipment held for lease at December 31, 2001 was $65,000.

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

         An analysis of the Partnership's investment in the Equipment Joint Venture is as follows:

                                                                         Net
                Net Investment                                        Investment
                at Beginning                 Equity in                 at End
Date              of Period    Contributions Earnings  Distributions  of Period
----            -------------- ------------- --------- -------------  ----------
                                      (Amounts in Thousands)

Year Ended
  December 31, 2000   $ 46         $ -         $  4         $ 50         $ -
                      ====         ====        ====         ====         ====

         The aggregate financial information of the Equipment Joint Venture is presented as follows:


                                               For the Years Ended December 31,
                                                    2001            2000
                                                    ----            ----
                                                   (Amounts in Thousands)

         Revenue                                    $ --            $16
         Expenses                                     --              3
         Net Income                                   --             13

         The Equipment Joint Venture was closed during the first quarter of 2000.

         The General Partner earned a management fee of 3% of the Partnership's respective interest in gross revenues of the Equipment Joint Venture. Cash proceeds subject to a management fee at the Equipment Joint Venture level were not subject to management fees at the Pa+rtnership level.


Note 7.       Accounts Payable and Accrued Expenses.
              -------------------------------------

         Accounts payable and accrued expenses consist of the following at December 31:

                                                                   2001
                                                                   ----
                                                          (Amounts in Thousands)

         Equipment Lease Operations                                $400
         General Partner and Affiliates                              59
         Other                                                       40
         Trade                                                       34
         Security Deposits                                           33
                                                                   ----

              Total                                                $566
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

         The net differences between the tax basis and the reported amounts of the Partnership's assets and liabilities are as follows at December 31, 2001:

                           Reported Amounts   Tax Basis   Net Difference
                           ----------------   ---------   --------------
                                        (Amounts in Thousands)

         Assets                 $12,201        $13,718      $ 1,517
         Liabilities                566            325          241

         The following is a reconciliation between net income for financial reporting purposes and net income for federal income tax purposes for the year ended December 31:

                                                              2001     2000
                                                              ----     ----
                                                          (Amounts in Thousands)

         Net income (loss) for financial reporting
           purposes                                         $(1,515)  $ 3,278

         Adjustments for tax purposes:
           Tax depreciation in excess of book                  (843)   (1,646)
           Difference in rental income recognition            1,786     2,904
           Excess of book gain on sale of equipment
             over tax gain on sale of equipment                (340)     (507)
           Book valuation allowances not recognized
             for tax purposes                                 2,759     1,117
           Bad debt expense                                  (1,675)     (519)
           Other                                                (25)       94
                                                            -------   -------

         Net income for federal income tax purposes         $   147   $ 4,721
                                                            =======   =======


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


Note 10.      Net Income (Loss) and Distributions per Limited Partnership Unit.
              ----------------------------------------------------------------

         Net income (loss) and distributions per limited partnership unit were based on the Limited Partner's share of net income (loss) and distributions, and the weighted average number of units outstanding of 1,851,751 and 1,872,582 for the years ended December 31, 2001 and 2000, respectively. For the purposes of allocating income (loss) and distributions to each individual Limited Partner, the Partnership allocates net income (loss) and distributions based upon each respective Limited Partner's net capital contributions.

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

         The reimbursed administrative costs to the General Partner were $79,000 and $303,000 for the years ended December 31, 2001 and 2000, respectively. The equipment storage, remarketing and data processing costs reimbursed to the General Partner during the years ended December 31, 2001 and 2000 were $90,000 and $36,000, respectively.

         In addition, the General Partner receives a management fee and an acquisition fee (see Note 1).


Note 12.      Fair Value of Financial Instruments.
              -----------------------------------

         The carrying amounts reported on the balance sheet for cash and cash equivalents and notes receivable approximate their fair values.


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

         On July 11, 2001, the parties agreed to a memorandum of understanding outlining a settlement of the Consolidated Action. The terms of the settlement are confidential. The Court approved the settlement on February 19, 2002. The settlement did not materially affect the financial position or results of operations of the Partnership.


Note 14.      Subsequent Events.
              -----------------

         In January 2002, cash distributions of $34,000 and $565,000 were made to the General and Limited Partners, respectively.

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

         The directors and executive officers of Phoenix Leasing Associates II, Inc. (PLAII) are as follows:

         GUS CONSTANTIN, age 64, is President, and a Director of PLAII. Mr. Constantin received a B.S. degree in Engineering from the University of Michigan and a Master's Degree in Management Science from Columbia University. From 1969 to 1972, he served as Director, Computer and Technical Equipment of DCL Incorporated (formerly Diebold Computer Leasing Incorporated), a corporation formerly listed on the American Stock Exchange, and as Vice President and General Manager of DCL Capital Corporation, a wholly-owned subsidiary of DCL Incorporated. Mr. Constantin was actively engaged in marketing manufacturer leasing programs to computer and medical equipment manufacturers and in directing DCL Incorporated's IBM System/370 marketing activities. Prior to 1969, Mr. Constantin was employed by IBM as a data processing systems engineer for four years. Mr. Constantin is an individual general partner in four active partnerships and is an NASD registered principal. Mr. Constantin is the founder of PLI and the beneficial owner of all of the common stock of Phoenix American Incorporated.

         GARY W. MARTINEZ, age 51, is Senior Vice President and a Director of PLAII. He has been associated with PLI since 1976. He manages the Asset Management Department, which is responsible for lease and loan portfolio management. This includes credit analysis, contract terms, documentation and funding; remittance application, change processing and maintenance of customer accounts; customer service, invoicing, collection, settlements and litigation; negotiating lease renewals, extensions, sales and buyouts; and management information reporting. From 1973 to 1976, Mr. Martinez was a Loan Officer with Crocker National Bank, San Francisco. Prior to 1973, he was an Area Manager with Pennsylvania Life Insurance Company. Mr. Martinez is a graduate of California State University, Chico.

         ANDREW N. GREGSON, age 29, is Vice President, Chief Financial Officer and a Director of PLAII. He has been associated with PLI since 1998. Mr. Gregson oversees the Finance Department. He is responsible for the structuring, planning, and monitoring of the partnerships sponsored by the General Partner and its affiliates. In addition, Mr. Gregson oversees the maintenance of banking relationships, the treasury and financial reporting functions and various support services for PLI. Mr. Gregson graduated with a B.A. in Physics and Economics from Amherst College.

         Neither the General Partner nor any Executive Officer of the General Partner has any family relationship with the others.

         Phoenix Leasing Incorporated or its affiliates and the executive officers of the General Partner serve in a similar capacity to the following affiliated limited partnership:

              Phoenix Leasing American Business Fund, L.P.

Disclosure Pursuant to Section 16, Item 405 of Regulation S-K:

         The General Partner (and any corporate general partner of the General Partner) of the Registrant, and the executive officers of the General Partner (or any corporate general partner of the General Partner) of the Registrant, file reports pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended. Based solely on the Registrant's review of the copies of such forms received by the Registrant, the Registrant believes that, during 2001, all such required reports were filed on a timely basis.

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

         On July 11, 2001, the parties agreed to a memorandum of understanding outlining a settlement of the Consolidated Action. The terms of the settlement are confidential. The Court approved the settlement on February 19, 2002. The settlement did not materially affect the financial position or results of operations of the Partnership.


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
                                                     (Amounts in Thousands)
Phoenix Leasing
  Associates II L.P.    General Partner      $   193(1)                  $    0               $    0
                                              ======                      =====                =====


(1)  consists of management.


Item 11.      Security Ownership of Certain Beneficial Owners and Management.
              --------------------------------------------------------------

         (a) No person owns of record, or is known by the Registrant to own beneficially, more than five percent of any class of voting securities of the Registrant.

         (b) The General Partner or its affiliates of the Registrant owns the equity securities of the Registrant set forth in the following table:

          (1)                           (2)                             (3)
    Title of Class         Amount Beneficially Owned            Percent of Class
    --------------         -------------------------            ----------------
General Partner Interest   Represents a 3% interest in the              100%
                           Registrant's profits and
                           distributions, until the Limited
                           Partners have recovered their
                           capital contributions plus a
                           cumulative return of 10% per annum,
                           compounded quarterly, on the
                           unrecovered portion thereof.
                           Thereafter, the General Partner
                           will receive 15% interest in the
                           Registrant's profits and distributions.

Limited Partner Interest   3,850 units                                     .20


Item 12.      Certain Relationships and Related Transactions.
              ----------------------------------------------

         None.

                                     PART IV

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                      Page No.
                                                                      --------
(a)      1.   Financial Statements:

              Balance Sheet as of December 31, 2001                      11
              Statements of Operations and Comprehensive
                Income for the Years Ended December 31, 2001
                and 2000                                                 12
              Statements of Partners' Capital for the Years
                Ended December 31, 2001 and 2000                         13
              Statements of Cash Flows for the Years Ended
                December 31, 2001 and 2000                               14
              Notes to Financial Statements                         15 - 22

         All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed for the quarter ended December 31, 2001.

(c)      Exhibits

         21.   Balance Sheet of Phoenix Leasing
                 Associates II, Inc.                              E21   1-5

               Balance Sheet of Phoenix Leasing
                 Associates II L.P.                               E21   6-10

         99.  Letter to Securities and Exchange
                 Commission                                       E99   1

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



         Date:  March 21, 2002     By: /S/  GUS CONSTANTIN
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


/S/ GUS CONSTANTIN      President and a Director of               March 21, 2002
----------------------  Phoenix Leasing Associates II, Inc.       --------------
(Gus Constantin)


/S/ GARY W. MARTINEZ    Senior Vice President and a Director of   March 21, 2002
----------------------  Phoenix Leasing Associates II, Inc.       --------------
(Gary W. Martinez)


/S/ ANDREW N. GREGSON   Vice President, Chief Financial           March 21, 2002
----------------------  Officer and a Director of                 --------------
(Andrew N. Gregson)     Phoenix Leasing Associates II, Inc.