Form 10QSB
period 2002-03-31
PHOENIX LEASING CASH DISTRIBUTION FUND V L P
filed 2002-05-14
CIK 867296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

  X     QUARTERLY REPORT UNDER SECTION  13 OR 15(d)  OF THE  SECURITIES EXCHANGE
-----   ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

1,837,398 Units of Limited Partnership Interest were outstanding as of March 31, 2002.

Transitional small business disclosure format:

                               Yes          No   X
                                   -----       -----

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                         March 31,  December 31,
                                                           2002        2001
                                                           ----        ----
ASSETS

Cash and cash equivalents                                 $ 8,307    $ 8,807

Accounts receivable (net of allowance
   for losses on accounts receivable of $171
   and $186 at March 31, 2002 and
   December 31, 2001, respectively)                           127        170

Investment in securities                                       51       --

Notes receivable (net of allowance for
   losses on notes receivable of $113 and
   $127 at March 31, 2002 and
   December 31, 2001, respectively)                         1,259      1,795

Equipment on operating leases and held
   for lease (net of accumulated
   depreciation of $1,082 and $2,492 at
   March 31, 2002 and December 31, 2001,
   respectively)                                              192        224

Net investment in financing leases (net
   of allowance for early terminations of
   $88 and $99 at March 31, 2002 and
   December 31, 2001, respectively)                           817      1,095

Capitalized acquisition fees (net of
   accumulated amortization of $3,395 and
   $3,357 at March 31, 2002 and December
   31, 2001, respectively)                                     72        110
                                                          -------    -------

   Total Assets                                           $10,825    $12,201
                                                          =======    =======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities
   Accounts payable and accrued expenses                  $   458    $   566
                                                          -------    -------

     Total Liabilities                                        458        566
                                                          -------    -------

Partners' Capital
   General Partner                                             26         27

   Limited Partners, 5,000,000 units authorized,
     2,045,838 units issued, 1,837,398 and
     1,840,232 units outstanding at March 31, 2002
     and December 31, 2001, respectively                   10,341     11,608
                                                          -------    -------

   Total Partners' Capital                                 10,367     11,635
                                                          -------    -------

     Total Liabilities and Partners' Capital              $10,825    $12,201
                                                          =======    =======

        The accompanying notes are an integral part of these statements.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)
                                                            Three Months Ended
                                                                 March 31,
                                                            2002          2001
                                                            ----          ----
INCOME
   Rental income                                           $   211      $    45
   Earned income, financing leases                              67          148
   Interest income, notes receivable                            58          266
   Other income                                                 46          130
                                                           -------      -------

     Total Income                                              382          589
                                                           -------      -------

EXPENSES
   Depreciation                                                 88           83
   Amortization of acquisition fees                             38           74
   Lease related operating expenses                              9           12
   Management fees to General Partner                           23           52
   Reimbursed administrative costs to
     General Partner                                            36           21
   Provision for losses on leases and loans                    301        1,185
   Legal expense                                                27           59
   General and administrative expenses                          26           22
                                                           -------      -------

     Total Expenses                                            548        1,508
                                                           -------      -------

Loss Before Unrealized Gains                                  (166)        (919)

     Unrealized gains on securities                             51         --
                                                           -------      -------

NET LOSS                                                      (115)        (919)

Other comprehensive income (loss):
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising
      during period                                           --             (2)
    Less: reclassification adjustment for
          gains included in net income                        --           --
                                                           -------      -------
Other comprehensive loss                                      --             (2)
                                                           -------      -------

COMPREHENSIVE LOSS                                         $  (115)     $  (921)
                                                           =======      =======


NET LOSS PER LIMITED PARTNERSHIP UNIT                      $  (.08)     $  (.51)
                                                           =======      =======

DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT                 $   .60      $   .60
                                                           =======      =======

ALLOCATION OF NET INCOME (LOSS):
     General Partner                                       $    32      $    25
     Limited Partners                                         (147)        (944)
                                                           -------      -------
                                                           $  (115)     $  (919)
                                                           =======      =======

        The accompanying notes are an integral part of these statements.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                              Three Months Ended
                                                                   March 31,
                                                                2002      2001
                                                                ----      ----
Operating Activities:
--------------------
   Net loss                                                   $  (115)  $  (919)

   Adjustments to reconcile net loss to net
     cash provided by operating activities:
       Depreciation                                                88        83
       Amortization of acquisition fees                            38        74
       Gain on sale of equipment                                   (8)      (15)
       Unrealized gain on securities                              (51)       (1)
       Provision for early termination, financing leases           21       639
       Provision for losses on notes receivable                   262       483
       Provision for losses on accounts receivable                 18        63
       Decrease (increase) in accounts receivable                  25       (74)
       Decrease in accounts payable and accrued expenses         (108)      (12)
       Decrease in other assets                                  --          46
                                                              -------   -------
Net cash provided by operating activities                         170       367
                                                              -------   -------
Investing Activities:
--------------------
     Principal payments, financing leases                         194       578
     Principal payments, notes receivable                         264       596
     Proceeds from sale of equipment                               25       119
                                                              -------   -------

Net cash provided by investing activities                         483     1,293
                                                              -------   -------
Financing Activities:
--------------------
     Redemptions of capital                                       (17)      (47)
     Distributions to partners                                 (1,136)   (1,150)
                                                              -------   -------
Net cash used in financing activities                          (1,153)   (1,197)
                                                              -------   -------

Increase (decrease) in cash and cash equivalents                 (500)      463
Cash and cash equivalents, beginning of period                  8,807     7,917
                                                              -------   -------
Cash and cash equivalents, end of period                      $ 8,307   $ 8,380
                                                              =======   =======

Supplemental Disclosure of Non-Cash Investing Activities:
--------------------------------------------------------
Reclassification of financing leases to operating leases      $   430   $ 1,089


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

Note 2.       Reclassification.
              ----------------

         Reclassification - Certain 2001 amounts have been reclassified to conform to the 2002 presentation.

Note 3.       Income Taxes.
              ------------

         Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the financial statements of the Partnership.

Note 4.       Accounts Receivable.
              -------------------

         The activity in the allowance for losses on accounts receivable during the three months ended March 31, is as follows:

                                                     2002        2001
                                                     ----        ----
                                                   (Amounts In Thousands)
         Beginning balance                           $ 186       $  94
              Provision for losses                      18          63
              Write downs                              (33)        (33)
                                                     -----       -----
         Ending balance                              $ 171       $ 124
                                                     =====       =====

Note 5.       Notes Receivable.
              ----------------

         Impaired Notes Receivable. At March 31, 2002 and December 31, 2001, the recorded investment in notes that are considered to be impaired, as defined under Statement of Financial Accounting Standard No. 114, Accounting by Creditors for Impairment of a Loan, was $208,000 and $398,000 net of specific write-downs of $873,000 and $1,303,000, respectively. The average recorded investment in impaired loans during the three months ended March 31, 2002 and 2001 was approximately $208,000 and $775,000 respectively.

         The activity in the allowance for losses on notes receivable during the three months ended March 31, is as follows:

                                                     2002        2001
                                                     ----        ----
                                                   (Amounts In Thousands)
         Beginning balance                           $ 127       $ 163
              Provision for losses                     262         483
              Write downs                             (276)       (428)
                                                     -----       -----
         Ending balance                              $ 113       $ 218
                                                     =====       =====

Note 6.       Investment in Financing Leases.
              ------------------------------

         The activity in the allowance for early terminations of financing leases during the three months ended March 31, is as follows:

                                                     2002        2001
                                                     ----        ----
                                                   (Amounts In Thousands)
         Beginning balance                           $  99       $ 137
              Provision for losses                      21         639
              Write downs                              (32)       (633)
                                                     -----       -----
         Ending balance                              $  88       $ 143
                                                     =====       =====

Note 7.       Net Income (Loss) and Distributions per Limited Partnership Unit.
              -----------------------------------------------------------------

         Net loss and distributions per limited partnership unit were based on the limited partners' share of net income and distributions and the weighted average number of units outstanding of 1,838,220 and 1,859,228 for the three months ended March 31, 2002 and 2001 respectively. For purposes of allocating income (loss) to each individual partner, the Partnership allocates net income
(loss) based upon each respective limited partner's net capital contributions.

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

Results of Operations

         Phoenix Leasing Cash Distribution Fund V, L.P. (the "Partnership") reported a net loss of $115,000 during the three months ended March 31, 2002, as compared to net loss of $919,000 during the three months ended March 31, 2001. The decrease in net loss for the three months ended March 31, 2002 is primarily due to a decrease in provision for losses on leases and loans.

         Total income decreased by $207,000 for the three months ended March 31, 2002, compared to the same period in the prior year. The decrease in total income for the three months ended March 31, 2002, compared to the prior year, is due to declines in earned income from financing leases and interest income from notes receivable, which in part is offset by an increase in rental income.

         Earned income from financing leases decreased by $81,000 during the three months ended March 31, 2002, as compared to the same period in 2001, due to a decrease in the Partnership's investment in financing leases. The net investment in financing leases was $817,000 at March 31, 2002, as compared to $2,760,000 at March 31, 2001. The investment in financing leases, as well as earned income from financing leases, will decrease over the lease term as the Partnership amortizes income over the life of the lease using the interest method. The Partnership made no new investments in financing leases during the three months ended March 31, 2002 and 2001.

         Interest income from notes receivable decreased by $208,000 for the three months ended March 31, 2002, as compared to the same period in 2001, due to the decline in the net investment in notes receivable. At March 31, 2002, the net investment in notes receivable was $1,259,000, compared to $4,737,000 at March 31, 2001. The Partnership made no new investments in notes receivable during the three months ended March 31, 2002 and 2001.

         The decreases in earned income from financing leases and interest income from notes receivable is in part offset by an increase in rental income of $166,000 for the three months ended March 31, 2002, compared to the same period in the prior year. The increase in rental income for the three months ended March 31, 2002 is due to settlements of $109,000 related to rental activity being recognized as income. At March 31, 2002, the Partnership owned equipment with an aggregate original cost of approximately $4.5 million, as compared to $12.0 million at March 31, 2001.

         Total expenses for the three months ended March 31, 2002 decreased by $960,000, as compared to the same period in the previous year. This decrease is due to a decrease of $884,000 in the provision for losses on leases and loans. During the three months ended March 31, 2001, the provision for losses on leases and loans was higher due to the recognition of additional loss reserves for impaired loans and leases deemed to have a probable loss. Other factors that contributed to the decrease in total expenses were a decrease in lease related operating expenses, management fees, amortization of acquisition fees, legal expenses and general and administrative expenses. These decreases are the result of the continued reduction in the size of the lease and loan portfolio.

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

         In the quarter ended March 31, 2002, no leases were deemed as probable losses and loans with 1 customer, not previously impaired, became impaired totaling $129,000 as of December 31, 2001 in the Partnership's Growth Capital portfolio and were written-down by $113,000. Thus far during the second quarter of 2002, no leases were deemed as a probable loss and no loans became impaired in the Growth Capital portfolio. As of March 31, 2002, Growth Capital loans and leases of $77,000, net of any specific write-downs, were between 30 and 90 days past due. As of March 31, 2002, the Partnership has $1,557,000 invested in leases and loans in the Growth Capital portfolio, which is made up of early stage companies in various growth industries, some of which have been adversely affected by the recent economic downturn. Potential future increases in loan and lease delinquencies and defaults due to continued weaknesses in the economy as well as potential significant declines in technology related collateral values could cause the Provision for losses on leases and loans and the write-offs to continue at higher than historical levels. The General Partner will continue to monitor the leases and loans in this portfolio for indications of deterioration in the portfolio and impairment and will record a provision for losses on leases and loans as soon as losses become probable.

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

         The cash generated from leasing and financing activities during the three months ended March 31, 2002 and 2001 was $628,000 and $1,541,000, respectively. The decrease in cash generated is due to a decrease in principal payments from notes receivable and payments on financing leases. Payments from notes receivable and financing leases decreased during 2002, compared to 2001, as a result of the Partnership's declining investment in notes receivable and financing leases. The Partnership received proceeds from the sale of equipment of $25,000 for the three months ended March 31, 2002, compared to $119,000 for the same period in the previous year. The net book value of the equipment sold during the three months ended March 31, 2002 was $49,000, compared to $102,000 for the equipment sold in 2001.

         As of March 31, 2002, the Partnership owned equipment being held for lease with an original cost of $1,426,000 and a net book value of $75,000, compared to $4,860,000 and $856,000, respectively, at March 31, 2001. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's equipment as it becomes available

         The cash distributed to partners for the three months ended March 31, 2002 was $1,136,000, as compared to $1,150,000 during the three months ended March 31, 2001. In accordance with the Partnership Agreement, the limited partners are entitled to 97% of the cash available for distribution and the General Partner is entitled to 3%. As a result, the limited partners received $1,102,000 and $1,116,000 in distributions during the three months ended March 31, 2002 and 2001, respectively. The cumulative distributions to the Limited Partners are $38,555,000 and $34,125,000 as of March 31, 2002 and 2001,
respectively. The General Partner received $34,000 in cash distributions for the three months ended March 31, 2002 and 2001. The Partnership anticipates making distributions to partners during 2002 at least at the same rate as in 2001.

         The cash to be generated from leasing and financing operations is anticipated to be sufficient to meet the Partnership's continuing operational expenses.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.

                                 March 31, 2002

                           Part II. Other Information.
                                    -----------------

Item 1.  Legal Proceedings.  Inapplicable
         -----------------

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

                                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                                 ----------------------------------------------
                                                   (Registrant)

                                 BY: PHOENIX LEASING ASSOCIATES II, L.P.
                                        a California limited partnership,
                                        General Partner

                                        BY:  PHOENIX LEASING ASSOCIATES II, INC.
                                             a Nevada corporation,
                                             General Partner

   Date                      Title                            Signature


May 14, 2002        Senior Vice President                  /S/ GARY W. MARTINEZ
--------------      and a Director of                      --------------------
                    Phoenix Leasing Associates II, Inc.    (Gary W. Martinez)



May 14, 2002        Vice President, Chief Financial        /S/ ANDREW N. GREGSON
--------------      Officer and a Director of              ---------------------
                    Phoenix Leasing Associates II, Inc.    (Andrew N. Gregson)