Form 10QSB
period 2002-06-30
PHOENIX LEASING CASH DISTRIBUTION FUND V L P
filed 2002-08-13
CIK 867296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

  X     QUARTERLY REPORT UNDER SECTION  13 OR 15(d)  OF THE  SECURITIES EXCHANGE
-----   ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

1,830,433 Units of Limited Partnership Interest were outstanding as of June 30, 2002.

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
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)

                                                          June 30,  December 31,
                                                            2002        2001
                                                            ----        ----
ASSETS

Cash and cash equivalents                                 $ 7,886     $ 8,807

Accounts receivable (net of allowance for losses on
   accounts receivable of $173 and $186 at June 30,
   2002 and December 31, 2001, respectively)                  108         170

Notes receivable (net of allowance for losses on
   notes receivable of $63 and $127 at June 30,
   2002 and December 31, 2001, respectively)                  820       1,795

Equipment on operating leases and held for lease
   (net of accumulated depreciation of $1,003 and
   $2,492 at June 30, 2002 and December 31, 2001,
   respectively)                                               73         224

Net investment in financing leases (net of
   allowance for early terminations of $62 and
   $99 at June 30, 2002 and December 31, 2001,
   respectively)                                              716       1,095

Capitalized acquisition fees (net of accumulated
   amortization of $3,420 and $3,357 at June 30,
   2002 and December 31, 2001, respectively)                   47         110
                                                          -------     -------

   Total Assets                                           $ 9,650     $12,201
                                                          =======     =======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities
   Accounts payable and accrued expenses                  $   316     $   566
                                                          -------     -------

     Total Liabilities                                        316         566
                                                          -------     -------

Partners' Capital
   General Partner                                             27          27

   Limited Partners, 5,000,000 units authorized,
     2,045,838 units issued, 1,830,433 and 1,840,232
     units outstanding at June 30, 2002 and
     December 31, 2001, respectively                        9,307      11,608
                                                          -------     -------

   Total Partners' Capital                                  9,334      11,635
                                                          -------     -------

     Total Liabilities and Partners' Capital              $ 9,650     $12,201
                                                          =======     =======


        The accompanying notes are an integral part of these statements.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                          Three Months Ended   Six Months Ended
                                               June 30,            June 30,
                                            2002      2001     2002       2001
                                            ----      ----     ----       ----

REVENUES
   Rental income                          $   187   $    64   $   390   $    94
   Earned income, financing leases             44       114       111       262
   Gain on sale of equipment                   53        21        61        36
   Gain on sale of securities                --         381      --         382
   Interest income, notes receivable          161       132       218       398
   Other income                                50       109        97       238
                                          -------   -------   -------   -------
     Total Revenues                           495       821       877     1,410
                                          -------   -------   -------   -------

EXPENSES
   Depreciation                                52       131       140       214
   Amortization of acquisition fees            25        49        63       123
   Lease related operating expenses             7        15        16        27
   Management fees to General Partner          29        53        52       105
   Reimbursed administrative costs to
     General Partner                           19        23        55        44
   Provision for losses on leases and
     loans                                    130       504       432     1,688
   Legal expense                               37        50        64       109
   General and administrative expenses         31        19        55        42
                                          -------   -------   -------   -------
     Total Expenses                           330       844       877     2,352
                                          -------   -------   -------   -------

Income (Loss) Before Unrealized Loss          165       (23)     --        (942)
     Unrealized losses of securities          (51)     --        --        --
                                          -------   -------   -------   -------
NET INCOME (LOSS)                             114       (23)     --        (942)

Other comprehensive income (loss):
   Unrealized losses on securities:
     Unrealized holding losses
       arising during period                 --        --        --          (2)
                                          -------   -------   -------   -------
   Other comprehensive loss                  --        --        --          (2)
                                          -------   -------   -------   -------
COMPREHENSIVE INCOME (LOSS)               $   114   $   (23)  $  --     $  (944)
                                          =======   =======   =======   =======


NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT                       $   .04   $  (.03)  $  (.04)  $  (.54)
                                          =======   =======   =======   =======

DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT                       $   .60   $   .60   $  1.20   $  1.20
                                          =======   =======   =======   =======

ALLOCATION OF NET INCOME (LOSS):
     General Partner                      $    34   $    34   $    67   $    59
     Limited Partners                          80       (57)      (67)   (1,001)
                                          -------   -------   -------   -------
                                          $   114   $   (23)  $  --     $  (942)
                                          =======   =======   =======   =======

        The accompanying notes are an integral part of these statements.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                              Six Months Ended
                                                                  June 30,
                                                               2002       2001
                                                               ----       ----

Operating Activities:
--------------------
   Net income (loss)                                         $  --      $  (942)
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
       Depreciation                                              140        214
       Amortization of acquisition fees                           63        123
       Gain on sale of equipment                                 (61)       (36)
       Gain on sale of securities                               --         (382)
       Provision for (recovery of) early termination,
         financing leases                                         (5)       670
       Provision for losses on notes receivable                  416        952
       Provision for losses on accounts receivable                21         66
       Decrease (increase) in accounts receivable                 41        (48)
       Decrease in accounts payable and accrued
         expenses                                               (250)      (108)
       Decrease in other assets                                 --           62
                                                             -------    -------

Net cash provided by operating activities                        365        571
                                                             -------    -------

Investing Activities:
--------------------
     Principal payments, financing leases                        323      1,000
     Principal payments, notes receivable                        549      1,221
     Proceeds from sale of equipment                             143        131
     Proceeds from sale of securities                           --          382
                                                             -------    -------
Net cash provided by investing activities                      1,015      2,734
                                                             -------    -------

Financing Activities:
--------------------
     Redemptions of capital                                      (30)       (97)
     Distributions to partners                                (2,271)    (2,298)
                                                             -------    -------

Net cash used in financing activities                         (2,301)    (2,395)
                                                             -------    -------

Increase (decrease) in cash and cash equivalents                (921)       910
Cash and cash equivalents, beginning of period                 8,807      7,917
                                                             -------    -------

Cash and cash equivalents, end of period                     $ 7,886    $ 8,827
                                                             =======    =======

Supplemental Disclosure of Non-Cash Investing Activities:
--------------------------------------------------------
   Reclassification of financing leases to operating
     leases                                                  $   430    $ 1,092

        The accompanying notes are an integral part of these statements.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  General.
         -------

         The accompanying unaudited condensed financial statements have been prepared by the Partnership in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes included in the Partnership's Financial Statements, as filed with the SEC in the latest annual report on Form 10-K.

         The Partnership Agreement stipulates the methods by which income will be allocated to the General Partner and the limited partners. Such allocations will be made using income or loss calculated under accounting principles generally accepted in the United States of America for book purposes, which varies from income or loss calculated for tax purposes.

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

Note 2.  Reclassification.
         ----------------

         Reclassification - Certain 2001 amounts have been reclassified to conform to the 2002 presentation. These reclassifications had no impact on previously reported net income (loss) or partners' capital.

Note 3.  Income Taxes.
         ------------

         Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes, except for a $800 state minimum tax, has been made in the financial statements of the Partnership.

Note 4.  Accounts Receivable.
         -------------------

         The activity in the allowance for losses on accounts receivable during the six months ended June 30, is as follows:

                                                    2002         2001
                                                    ----         ----
                                                  (Amounts In Thousands)
         Beginning balance                          $186         $ 94
              Provision for losses                    21           66
              Write downs                            (34)         (36)
                                                    ----         ----
         Ending balance                             $173         $124
                                                    ====         ====

Note 5.  Notes Receivable.
         ----------------

         Impaired Notes Receivable. At June 30, 2002 and December 31, 2001, the recorded investments in notes that are considered to be impaired, as defined under Statement of Financial Accounting Standard No. 114, Accounting by Creditors for Impairment of a Loan, was $287,000 and $398,000 net of specific write-downs of $779,000 and $1,303,000 respectively. The average recorded investment in impaired loans during the six months ended June 30, 2002 and 2001 was approximately $248,000 and $779,000 respectively.

         The activity in the allowance for losses on notes receivable during the six months ended June 30, is as follows:

                                                          2002          2001
                                                          ----          ----
                                                         (Amounts In Thousands)

         Beginning balance                                $ 127         $ 163
              Provision for losses                          416           952
              Write downs                                  (480)         (895)
                                                          -----         -----
         Ending balance                                   $  63         $ 220
                                                          =====         =====

Note 6.  Investment in Financing Leases.
         ------------------------------

         The activity in the allowance for early terminations of financing leases during the six months ended June 30, is as follows:

                                                           2002          2001
                                                           ----          ----
                                                         (Amounts In Thousands)

         Beginning balance                                 $  99         $ 137
              Provision for (recovery of) losses              (5)          670
              Write downs                                    (32)         (632)
                                                           -----         -----
         Ending balance                                    $  62         $ 175
                                                           =====         =====

Note 7.  Net Income (Loss) and Distributions per Limited Partnership Unit.
         ----------------------------------------------------------------

         Net income (loss) and distributions per limited partnership unit were based on the limited partners' share of net income (loss) and distributions and the weighted average number of units outstanding of 1,836,947 and 1,855,924 for the six months ended June 30, 2002 and 2001 respectively. For purposes of allocating income (loss) to each individual partner, the Partnership allocates net income (loss) based upon each respective limited partner's net capital contributions.

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

Results of Operations

         Phoenix Leasing Cash Distribution Fund V, L.P. (the "Partnership") reported a net income of $114,000 and $0 during the three and six months ended June 30, 2002, respectively, as compared to a net loss of $23,000 and $942,000 during the three and six months ended June 30, 2001, respectively. The increase in net income for the three and six months ended June 30, 2002, compared to the same periods in the prior year, is primarily due to a decrease in provision for losses on leases and loans.

         Total revenues decreased by $326,000 and $533,000 for the three and six month periods ended June 30, 2002, respectively, compared to the same periods in the prior year. The decrease in total revenues for the three and six months ended June 30, 2002, compared to the prior year is due to a decline in earned income from financing leases and the absence of a gain on sale of securities. An additional cause for the decline during the six months ended June 30, 2002, compared to the same period in the prior years is a decrease in interest income from notes receivable.

         Earned income from financing leases decreased by $70,000 and $151,000 during the three and six month periods ended June 30, 2002, respectively, as compared to the same periods in 2001, due to a decrease in the Partnership's investment in financing leases. The investment in financing leases was $716,000 at June 30, 2002, as compared to $2,305,000 at June 30, 2001. The investment in financing leases, as well as earned income from financing leases, will decrease over the lease term as the Partnership amortizes income over the life of the lease using the interest method. The Partnership made no new investments in financing leases during the six months ended June 30, 2002 and 2001.

         Interest income from notes receivable increased $29,000 for the three months ended June 30, 2002, as compared to the same period in 2001, which is attributable to settlement proceeds received on impaired notes receivable. This increased receipt of settlement proceeds was offset by the declining interest income recognized during the three months ended June 30, 2002 as compared to the same period in 2001, due to the decline in the net investment in notes receivable.

         Interest income from notes receivable decreased $180,000 for the six months ended June 30, 2002, as compared to the same period in 2001, which is attributable to the decline in the net investment in notes receivable. At June 30, 2002, the net investment in notes receivable was $820,000, compared to $3,643,000 at June 30, 2001. The Partnership made no new investments in notes receivable during the six months ended June 30, 2002 and 2001.

         The Partnership reported no gain on sale of securities for the three and six months ended June 30, 2002, compared to $381,000 and $382,000 in 2001, respectively. The securities sold in 2001 consisted of the sale of stock warrants and common stock received through the exercise of stock warrants granted to the Partnership as part of financing agreements with emerging growth companies that are publicly traded. The Partnership received proceeds of $382,000 from the sale of these securities during the six months ended June 30, 2001.

         The increase in rental income of $123,000 and $296,000 for the three and six months ended June 30, 2002, respectively, compared to the same periods in the prior year is due to the lease restructures. Another factor contributing to the increase in rental income was the receipt of settlements related to rental activity being recognized as income, for the three and six months ended June 30,2002, compared to the same periods in the prior year.

         Other income decreased by $59,000 and $141,000 for the three and six months ended June 30, 2002, compared to the same period in 2001, which is attributable to the decrease in interest income from the Partnership's operating bank account. This decrease is due to declining interest rates.

         Total expenses for the three and six months ended June 30, 2002 decreased by $514,000 and $1,475,000, respectively, as compared to the same periods in the previous year. This decrease is due to a decrease of $374,000 and $1,256,000 in the provision for losses on leases and loans, for the three and six months ended June 30, 2002, respectively, compared to the same periods in the prior year. During the three and six months ended June 30, 2001, the provision for losses on leases and loans was higher due to the recognition of additional loss reserves for impaired loans and leases deemed to have a probable loss. Other factors that contributed to the decrease in total expenses were a decrease in lease related operating expenses, management fees, amortization of acquisition fees and legal expenses offset by a small increase in general and administrative expenses. These decreases are the result of the continued reduction in the size of the lease and loan portfolio.

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

         In the quarter ended June 30, 2002, no leases were deemed as probable losses and no loans became impaired in the Partnership's Growth Capital portfolio. Thus far during the third quarter of 2002, no leases were deemed as a probable loss and no loans became impaired in the Growth Capital portfolio. As of June 30, 2002, there were no Growth Capital loans and leases between 30 and 90 days past due. As of June 30, 2002, the Partnership has $1,015,000 invested in leases and loans in the Growth Capital portfolio, which is made up of early stage companies in various growth industries, some of which have been adversely affected by the recent economic downturn. Potential future increases in loan and lease delinquencies and defaults due to continued weaknesses in the economy as well as potential significant declines in technology related collateral values could cause the provision for losses on leases and loans and the write-offs to continue at higher than historical levels. The General Partner will continue to monitor the leases and loans in this portfolio for indications of deterioration in the portfolio and impairment and will record a provision for losses on leases and loans as soon as losses become probable.


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

         The cash generated from leasing, financing and rental activities during the six months ended June 30, 2002 and 2001 was $1,237,000 and $2,792,000, respectively. The decrease in cash generated is due to a decrease in principal payments from notes receivable and payments on financing leases. Payments from notes receivable and financing leases decreased during 2002, compared to 2001, as a result of the Partnership's declining investment in notes receivable and financing leases. The Partnership received proceeds from the sale of equipment of $143,000 for the six months ended June 30, 2002, compared to $131,000 for the same period in the previous year. The net book value of the equipment sold during the six months ended June 30, 2002 was $410,000, compared to $95,000 for the equipment sold in 2001.

         As of June 30, 2002, the Partnership owned equipment being held for lease with an original cost of $890,000 and a net book value of $0, compared to $4,910,000 and $358,000, respectively, at June 30, 2001. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's equipment as it becomes available. At June 30, 2002, the Partnership owned equipment with an aggregate original cost of approximately $4.0 million, as compared to $11.2 million at June 30, 2001.

         The cash distributed to partners for the six months ended June 30, 2002 was $2,271,000, as compared to $2,298,000 during the six months ended June 30, 2001. In accordance with the Partnership Agreement, the limited partners are entitled to 97% of the cash available for distribution and the General Partner is entitled to 3%. As a result, the limited partners received $2,203,000 and

$2,229,000 in distributions during the six months ended June 30, 2002 and 2001, respectively. The cumulative distributions to the Limited Partners are $39,655,000 and $35,238,000 as of June 30, 2002 and 2001, respectively. The
General Partner received $68,000 and $69,000 in cash distributions for the six months ended June 30, 2002 and 2001, respectively. The Partnership anticipates making distributions to partners during 2002 at least at the same rate as in 2001.

         The cash to be generated from leasing and financing operations is anticipated to be sufficient to meet the Partnership's continuing operational expenses.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.

                                  June 30, 2002

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

Item 3.  Defaults Upon Senior Securities.  Inapplicable
         -------------------------------

Item 4.  Submission of Matters to a Vote of Securities Holders.  Inapplicable
         -----------------------------------------------------

Item 5.  Other Information.  Inapplicable
         -----------------

Item 6.  Exhibits and Reports on 8-K:
         ---------------------------

             a)  Exhibits:

                 99.01 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                 99.02 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                                 ----------------------------------------------
                                                  (Registrant)

                                 BY: PHOENIX LEASING ASSOCIATES II, L.P.
                                        a California limited partnership,
                                        General Partner

                                        BY:  PHOENIX LEASING ASSOCIATES II, INC.
                                             a Nevada corporation,
                                             General Partner

     Date                    Title                               Signature
     ----                    -----                               ---------


August 13, 2002     Senior Vice President                  /S/ GARY W. MARTINEZ
---------------     and a Director of                      --------------------
                    Phoenix Leasing Associates II, Inc.    (Gary W. Martinez)



August 13, 2002     Vice President, Chief Financial        /S/ ANDREW N. GREGSON
---------------     Officer and a Director of              ---------------------
                    Phoenix Leasing Associates II, Inc.    (Andrew N. Gregson)