Form 10QSB
period 2003-03-31
PHOENIX LEASING CASH DISTRIBUTION FUND V L P
filed 2003-05-14
CIK 867296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

  X     QUARTERLY REPORT UNDER SECTION  13 OR 15(d)  OF THE  SECURITIES EXCHANGE
-----   ACT OF 1934

                For the quarterly period ended March 31, 2003

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

1,816,853 Units of Limited Partnership Interest were outstanding as of March 31, 2003.

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
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)

                                                         March 31,  December 31,
                                                           2003         2002
                                                           ----         ----
ASSETS

Cash and cash equivalents                                 $5,783      $6,259

Accounts receivable (net of allowance for losses
   on accounts receivable of $180 and $199 at
   March 31, 2003 and December 31, 2002,
   respectively)                                             111         108

Notes receivable (net of allowance for losses
   on notes receivable of $84 and $95 at
   March 31, 2003 and December 31, 2002,
   respectively)                                             362         464

Equipment on operating leases and held for
   lease (net of accumulated depreciation of
   $320 and $317 at March 31, 2003 and
   December 31, 2002, respectively)                         --             3

Net investment in financing leases (net of
   allowance for lease losses of $14 and $17
   at March 31, 2003 and December 31, 2002,
   respectively)                                             256         318

Capitalized acquisition fees (net of accumulated
   amortization of $3,455 and $3,450 at March 31,
   2003 and December 31, 2002, respectively)                  13          18

Other assets                                                   3           4
                                                          ------      ------

   Total Assets                                           $6,528      $7,174
                                                          ======      ======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Accounts payable and accrued expenses                  $   91      $  180
                                                          ------      ------

     Total Liabilities                                        91         180
                                                          ------      ------
Partners' Capital
   General Partner                                            26          26

   Limited Partners, 5,000,000 units authorized,
     2,045,838 units issued, 1,816,853 and 1,822,933
     units outstanding at March 31, 2003 and
     December 31, 2002, respectively                       6,411       6,968
                                                          ------      ------

   Total Partners' Capital                                 6,437       6,994
                                                          ------      ------

     Total Liabilities and Partners' Capital              $6,528      $7,174
                                                          ======      ======

        The accompanying notes are an integral part of these statements.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                               2003        2002
                                                               ----        ----
REVENUE
   Rental income                                              $  37       $ 211
   Earned income, financing leases                               16          67
   Interest income, notes receivable                             34          58
   Interest income                                               13          43
   Other income                                                   5           3
                                                              -----       -----

     Total Revenue                                              105         382
                                                              -----       -----

EXPENSES
   Depreciation                                                   3          88
   Amortization of acquisition fees                               5          38
   Lease related operating expenses                               1           9
   Management fees to General Partner                             7          23
   Reimbursed administrative costs to General
     Partner                                                     20          36
   Provision for (recovery of) losses on
     leases and loans                                           (10)        301
   Legal expense                                                 10          27
   General and administrative expenses                           14          26
                                                              -----       -----

     Total Expenses                                              50         548
                                                              -----       -----

Income (Loss) Before Unrealized Gains                            55        (166)

     Unrealized gains on securities                            --            51
                                                              -----       -----

NET INCOME (LOSS)                                                55        (115)
                                                              =====       =====


NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT                $ .01       $(.08)
                                                              =====       =====

DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT                    $ .31       $ .60
                                                              =====       =====

ALLOCATION OF NET INCOME (LOSS):
     General Partner                                          $  35       $  32
     Limited Partners                                            20        (147)
                                                              -----       -----
                                                              $  55       $(115)
                                                              =====       =====

        The accompanying notes are an integral part of these statements.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                              2003        2002
                                                              ----        ----
Operating Activities:
--------------------
   Net income (loss)                                        $    55     $  (115)

   Adjustments to reconcile net income (loss)
     to net cash provided by (used in) operating
     activities:
       Depreciation                                               3          88
       Amortization of acquisition fees                           5          38
       Gain on sale of equipment                               --            (8)
       Unrealized gain on securities                           --           (51)
       Provision for (recovery of) losses on
         financing leases                                        (3)         21
       Provision for losses on notes receivable                   5         262
       Provision for (recovery of) losses on
         accounts receivable                                    (12)         18
       Decrease in accounts receivable                            9          25
       Decrease in accounts payable and accrued
         expenses                                               (89)       (108)
       Decrease in other assets                                   1        --
                                                            -------     -------
Net cash provided by (used in) operating
  activities                                                    (26)        170
                                                            -------     -------
Investing Activities:
--------------------
     Principal payments, financing leases                        65         194
     Principal payments, notes receivable                        97         264
     Proceeds from sale of equipment                           --            25
                                                            -------     -------

Net cash provided by investing activities                       162         483
                                                            -------     -------
Financing Activities:
--------------------
     Redemptions of capital                                     (17)        (17)
     Distributions to partners                                 (595)     (1,136)
                                                            -------     -------
Net cash used in financing activities                          (612)     (1,153)
                                                            -------     -------

Decrease in cash and cash equivalents                          (476)       (500)
Cash and cash equivalents, beginning of period                6,259       8,807
                                                            -------     -------
Cash and cash equivalents, end of period                    $ 5,783     $ 8,307
                                                            =======     =======

Supplemental Disclosure of Non-Cash Investing Activities:
--------------------------------------------------------
Reclassification of financing leases to
  equipment operating leases                                $  --       $   430


        The accompanying notes are an integral part of these statements.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.       General.
              -------

         The accompanying unaudited condensed financial statements have been prepared by Phoenix Leasing Cash Distribution Fund V, L.P. (the "Partnership") in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes included in the Partnership's financial statements, as filed with the SEC in the latest annual report on Form 10-KSB.

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

Note 2.       Reclassification.
              ----------------

         Reclassification - Certain 2002 amounts have been reclassified to conform to the 2003 presentation. These reclassifications had no impact on previously reported net income (loss) or partners' capital.

Note 3.       Income Taxes.
              ------------

         Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes, except for an $800 state minimum tax, has been made in the financial statements of the Partnership.

Note 4.       Accounts Receivable.
              -------------------

         The activity in the allowance for losses on accounts receivable during the three months ended March 31, is as follows:

                                                        2003      2002
                                                        ----      ----
                                                    (Amounts In Thousands)
         Beginning balance                             $ 199     $ 186
              Provision for (recovery of) losses         (12)       18
              Write downs                                 (7)      (33)
                                                       -----     -----
         Ending balance                                $ 180     $ 171
                                                       =====     =====


Note 5.       Notes Receivable.
              ----------------

         At March 31, 2003 and December 31, 2002, the recorded investments in notes receivable that are considered to be impaired was $266,000 and $226,000 net of specific write-downs of $490,000 and $649,000, respectively. Additionally, the allowance for losses on notes receivable includes specific reserves for $70,000 and $0 for impaired loans at March 31, 2003 and 2002, respectively. The average recorded investment in impaired loans during the three months ended March 31, 2003 and 2002 was approximately $266,000 and $208,000 respectively.

         The activity in the allowance for losses on notes receivable during the three months ended March 31, is as follows:

                                                       2003       2002
                                                       ----       ----
                                                    (Amounts In Thousands)
         Beginning balance                            $  95      $ 127
              Provision for losses                        5        262
              Write downs                               (16)      (276)
                                                      -----      -----
         Ending balance                               $  84      $ 113
                                                      =====      =====

Note 6.       Investment in Financing Leases.
              ------------------------------

         The activity in the allowance for early terminations of financing leases during the three months ended March 31, is as follows:

                                                       2003       2002
                                                       ----       ----
                                                    (Amounts In Thousands)
         Beginning balance                             $ 17       $ 99
              Provision for (recovery of) losses         (3)        21
              Write downs                               --         (32)
                                                       ----       ----
         Ending balance                                $ 14       $ 88
                                                       ====       ====

Note 7.       Net Income (Loss) and Distributions per Limited Partnership Unit.
              -----------------------------------------------------------------

         Net income (loss) and distributions per limited partnership unit were based on the Limited Partners' share of net income (loss) and distributions and the weighted average number of units outstanding of 1,820,121 and 1,838,220 for the three months ended March 31, 2003 and 2002, respectively. For purposes of allocating income (loss) to each individual Limited Partner, the Partnership allocates net income (loss) based upon each respective Limited Partner's net capital contributions.

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

Results of Operations

         Phoenix Leasing Cash Distribution Fund V, L.P. (the "Partnership") reported a net income of $55,000 during the three months ended March 31, 2003, compared to a net loss of $115,000 during the three months ended March 31, 2002. The increase in earnings for the three months ended March 31, 2003, compared to the same period in the prior year is primarily due to a decrease in provision for losses on leases and loans partially offset by a decline in rental income.

         Total revenue decreased by $277,000 for the three months ended March 31, 2003, compared to the same period in the prior year. The decrease in total revenue for the three months ended March 31, 2003, compared to the prior year, is due to declines in rental income, earned income from financing leases, interest income from notes receivable and interest income.

         Rental income decreased $174,000 during the three months ended March 31, 2003, as compared to the same period in 2002 due to the absence of settlement receipts from leases during the three months ended March 31, 2003, compared to $109,000 of settlement receipts from leases received during the three months ended March 31, 2002. At March 31, 2003, the Partnership owned equipment with an aggregate original cost of approximately $1.4 million, as compared to $4.5 million at March 31, 2002.

         Earned income from financing leases decreased by $51,000 during the three months ended March 31, 2003, as compared to the same period in 2002, due to a decrease in the Partnership's investment in financing leases. The net investment in financing leases was $256,000 at March 31, 2003, as compared to $817,000 at March 31, 2002. The investment in financing leases, as well as earned income from financing leases, will decrease over the lease terms as the Partnership amortizes income over the life of the lease using the interest method. The Partnership made no new investments in financing leases during the three months ended March 31, 2003 and 2002.

         Interest income from notes receivable decreased by $24,000 for the three months ended March 31, 2003, as compared to the same period in 2002, due to the decline in the notes receivable balances. At March 31, 2003, the notes receivable balance was $362,000, compared to $1,259,000 at March 31, 2002. The Partnership made no new investments in notes receivable during the three months ended March 31, 2003 and 2002.

         Interest income decreased $30,000 during the three months ended March 31, 2003, compared to the same period in 2002, which is attributable to the decrease in interest income from the Partnership's operating bank account. This decrease is due to declining interest rates and cash balances.

         Total expenses for the three months ended March 31, 2003 decreased by $498,000, as compared to the same period in the previous year. This decrease is due to a decline of $311,000 in the provision for losses on leases and loans. During the three months ended March 31, 2002, the high provision for losses on leases and loans was due primarily to the recognition of additional loss reserves for impaired loans and leases deemed to have a probable loss. Other factors that contributed to the decrease in total expenses were a decrease in depreciation, amortization of acquisition fees, lease related operating expenses, management fees, legal expenses and general and administrative expenses. These decreases are the result of the continued reduction in the size of the lease and loan portfolio.

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

         In the quarter ended March 31, 2003, no leases were deemed as probable losses and loans with 2 customers became impaired in the Partnership's Growth Capital portfolio. The book value of these leases and loans was $55,000 as of December 31, 2002. These leases and loans were written down by $14,000 during 2003. Thus far during the second quarter of 2003, no leases were deemed as a probable loss and no loans became impaired in the Growth Capital portfolio. As of March 31, 2003, no Growth Capital loans and leases already considered impaired were between 30 and 90 days past due. As of March 31, 2003, the Partnership has $358,000 invested in leases and loans in the Growth Capital portfolio, which is made up of early stage companies in various growth industries, some of which have been adversely affected by the recent economic downturn. Potential future increases in loan and lease delinquencies and defaults due to continued weaknesses in the economy as well as potential significant declines in technology related collateral values could cause the provision for losses on leases and loans and the write-offs to continue at significant levels. The General Partner will continue to monitor the leases and loans in this portfolio for indications of deterioration in the portfolio and impairment and will record a provision for losses on leases and loans as soon as losses become probable.

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

         The Partnership reported net cash generated by leasing, financing and rental activities during the three months ended March 31, 2003 and 2002 of $136,000 and $628,000, respectively. The decrease in cash generated is due to a decrease in principal payments from notes receivable, payments on financing leases and rental payments. Payments from notes receivable and financing leases decreased during 2003, compared to 2002, as a result of the Partnership's declining investment in notes receivable and financing leases. The net book value of the equipment sold during the three months ended March 31, 2003 was $0, compared to $49,000 for the equipment sold in 2002.

         As of March 31, 2003, the Partnership reported equipment being held for lease with an original cost of $419,000 and a net book value of $0, compared to $1,426,000 and $75,000, respectively, at March 31, 2002. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's equipment as it becomes available.

         The cash distributed to partners during the three months ended March 31, 2003 was $595,000, as compared to $1,136,000 during the three months ended March 31, 2002. In accordance with the Partnership Agreement, the limited partners are entitled to 97% of the cash available for distribution and the General Partner is entitled to 3%. As a result, the limited partners received $561,000 and $1,102,000 in distributions during the three months ended March 31, 2003 and 2002, respectively. The cumulative distributions to the Limited Partners are $42,405,000 and $38,555,000 as of March 31, 2003 and 2002,
respectively. The General Partner received $34,000 in cash distributions for the three months ended March 31, 2003 and 2002. The Partnership expects to wind up its operations and liquidate its remaining assets during 2003. As a result, a lump sum distribution of available cash is expected to be made during the middle of 2003, and then once the assets of the Partnership have been sold a final distribution will be made.

         The cash to be generated from leasing and financing operations is anticipated to be sufficient to meet the Partnership's continuing operational expenses.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.

Item 3.       Controls and Procedures.
              -----------------------

         Based on their evaluation of the effectiveness of the Partnership's disclosure controls and procedures as of a date within 90 days prior to the date of the filing of this report, the President and Chief Financial Officer of Phoenix Leasing Associates II, Inc., the general partner of Phoenix Leasing Associates II, L.P., the Partnership's general partner, have each concluded that the Partnership's disclosure controls and procedures are effective and sufficient to ensure that the Partnership record, process, summarize, and report information required to be disclosed in its periodic reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission's rules and forms.

         Subsequent to the date of such evaluation, there have not been any significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.

                                 March 31, 2003

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

Item 3.   Defaults Upon Senior Securities.  Inapplicable
          -------------------------------

Item 4.   Submission of Matters to a Vote of Securities Holders.  Inapplicable
          -----------------------------------------------------

Item 5.   Other Information.  Inapplicable
          -----------------

Item 6.   Exhibits and Reports on 8-K:
          ---------------------------

          a)  Exhibits:

                99.01   Certification pursuant to 18 U.S.C. Section 1350,
                        as  adopted   pursuant  to  Section  906  of  the
                        Sarbones-Oxley Act of 2002.

                99.02   Certification  pursuant to 18 U.S.C. Section 1350
                        as  adopted   pursuant  to  Section  906  of  the
                        Sarbones-Oxley Act of 2002.

          b)  Reports on 8-K:  None.

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


May 14, 2003     Senior Vice President                    /S/ GARY W. MARTINEZ
--------------   and a Director of                        --------------------
                 Phoenix Leasing Associates II, Inc.     (Gary W. Martinez)



May 14, 2003     Vice President, Chief Financial          /S/ ANDREW N. GREGSON
--------------   Officer and a Director of                ---------------------
                 Phoenix Leasing Associates II, Inc.     (Andrew N. Gregson)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Gus Constantin, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Phoenix Leasing Cash Distribution Fund V, L.P.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is being prepared;
         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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



/S/ GUS CONSTANTIN
--------------------------------------
Gus Constantin
President
Date: May 14, 2003

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Andrew Gregson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Phoenix Leasing Cash Distribution Fund V, L.P.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is being prepared;
         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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



/S/ ANDREW GREGSON
--------------------------------------
Andrew Gregson
Chief Financial Officer
Date: May 14, 2003