Form 10QSB
period 2003-06-30
PHOENIX LEASING CASH DISTRIBUTION FUND V L P
filed 2003-08-13
CIK 867296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

  X     QUARTERLY REPORT UNDER SECTION  13 OR 15(d)  OF THE  SECURITIES EXCHANGE
-----   ACT OF 1934

                For the quarterly period ended June 30, 2003

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

1,814,103 Units of Limited Partnership Interest were outstanding as of June 30, 2003.

Transitional small business disclosure format:

                               Yes          No   X
                                   -----       -----

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                          June 30,  December 31,
                                                            2003        2002
                                                            ----        ----
ASSETS

Cash and cash equivalents                                  $6,327      $6,259

Accounts receivable (net of allowance for losses
   on accounts receivable of $50 and $199 at
   June 30, 2003 and December 31, 2002,
   respectively)                                               42         108

Notes receivable (net of allowance for losses
   on notes receivable of $0 and $95 at June
   30, 2003 and December 31, 2002, respectively)             --           464

Equipment on operating leases and held for lease
   (net of accumulated depreciation of  $319 and
   $317 at June 30, 2003 and December 31, 2002,
   respectively)                                             --             3

Net investment in financing leases (net of
   allowance for lease losses of $0 and $17 at
   June 30, 2003 and December 31, 2002,
   respectively)                                             --           318

Capitalized acquisition fees (net of accumulated
   amortization of $3,468 and $3,450 at June 30,
   2003 and December 31, 2002, respectively)                 --            18

Other assets                                                    1           4
                                                           ------      ------

   Total Assets                                            $6,370      $7,174
                                                           ======      ======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Accounts payable and accrued expenses                   $   94      $  180
                                                           ------      ------

     Total Liabilities                                         94         180
                                                           ------      ------

Partners' Capital

   General Partner                                             24          26

   Limited Partners, 5,000,000 units authorized,
     2,045,838 units issued, 1,814,103 and 1,822,933
     units outstanding at June 30, 2003 and December
     31, 2002, respectively                                 6,252       6,968
                                                           ------      ------

   Total Partners' Capital                                  6,276       6,994
                                                           ------      ------

     Total Liabilities and Partners' Capital               $6,370      $7,174
                                                           ======      ======

        The accompanying notes are an integral part of these statements.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                            Three Months Ended  Six Months Ended
                                                  June 30,          June 30,
                                               2003     2002      2003    2002
                                               ----     ----      ----    ----
REVENUES
   Rental income                              $  11     $ 187    $  56    $ 390
   Earned income, financing leases                8        44       25      111
   Gain (loss) on sale of equipment             (29)       53      (36)      61
   Interest income, notes receivable             11       161       45      218
   Interest income                               15        44       28       87
   Other income                                   8         6       13       10
                                              -----     -----    -----    -----
     Total Revenues                              24       495      131      877
                                              -----     -----    -----    -----

EXPENSES
   Depreciation                                   2        52        4      140
   Amortization of acquisition fees              13        25       18       63
   Lease related operating expenses            --           7        1       16
   Management fees to General Partner            16        29       24       52
   Reimbursed administrative costs to
     General Partner                             14        19       34       55
   Provision for losses on leases and loans      81       130       72      432
   Legal expense                                 21        37       32       64
   General and administrative expenses           15        31       30       55
                                              -----     -----    -----    -----
     Total Expenses                             162       330      215      877
                                              -----     -----    -----    -----

Income (Loss) Before Unrealized Loss           (138)      165      (84)    --
     Unrealized losses of securities           --         (51)    --       --
                                              -----     -----    -----    -----

NET INCOME (LOSS)                             $(138)    $ 114    $ (84)   $--
                                              =====     =====    =====    =====


NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT                           $(.07)    $ .04    $(.06)   $(.04)
                                              =====     =====    =====    =====

DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT                           $--       $ .60    $ .31    $1.20
                                              =====     =====    =====    =====

ALLOCATION OF NET INCOME (LOSS):
     General Partner                          $  (3)    $  34    $  32    $  67
     Limited Partners                          (135)       80     (116)     (67)
                                              -----     -----    -----    -----
                                              $(138)    $ 114    $ (84)   $--
                                              =====     =====    =====    =====

     The accompanying ntoes are an integral part of these statements.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                              Six Months Ended
                                                                  June 30,
                                                              2003        2002
                                                              ----        ----
Operating Activities:
--------------------
   Net income (loss)                                        $   (84)    $  --
   Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating activities:
       Depreciation                                               4         140
       Amortization of acquisition fees                          18          63
       Loss (gain) on sale of equipment                          36         (61)
       Provision for (recovery of) losses on
         financing leases                                        15          (5)
       Provision for losses on notes receivable                  10         416
       Provision for losses on accounts receivable               47          21
       Decrease in accounts receivable                            9          41
       Decrease in accounts payable and accrued expenses        (86)       (250)
       Decrease in other assets                                   3        --
                                                            -------     -------
Net cash provided by (used in) operating activities             (28)        365
                                                            -------     -------
Investing Activities:
--------------------
     Principal payments, financing leases                       145         323
     Principal payments, notes receivable                       454         549
     Proceeds from sale of equipment                            131         143
                                                            -------     -------
Net cash provided by investing activities                       730       1,015
                                                            -------     -------
Financing Activities:
--------------------
     Redemptions of capital                                     (39)        (30)
     Distributions to partners                                 (595)     (2,271)
                                                            -------     -------
Net cash used in financing activities                          (634)     (2,301)
                                                            -------     -------

Increase (decrease) in cash and cash equivalents                 68        (921)
Cash and cash equivalents, beginning of period                6,259       8,807
                                                            -------     -------

Cash and cash equivalents, end of period                    $ 6,327     $ 7,886
                                                            =======     =======

Supplemental Disclosure of Non-Cash Investing Activities:
--------------------------------------------------------
   Reclassification of financing leases to
     equipment on operating leases                          $   190     $   430


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

Note 4.  Accounts Receivable.
         -------------------

         The activity in the allowance for losses on accounts receivable during the six months ended June 30, is as follows:

                                                         2003          2002
                                                         ----          ----
                                                       (Amounts In Thousands)
         Beginning balance                              $ 199         $ 186
              Provision for losses                         47            21
              Write-downs                                (196)          (34)
                                                        -----         -----
         Ending balance                                 $  50         $ 173
                                                        =====         =====

Note 5.  Notes Receivable.
         ----------------

         Impaired Notes Receivable. At June 30, 2003 and December 31, 2002, the recorded investments in notes that are considered to be impaired was $0 and $226,000 net of specific write-downs of $0 and $649,000, respectively. The average recorded investment in impaired loans during the six months ended June 30, 2003 and 2002 was approximately $133,000 and $248,000 respectively.

         The activity in the allowance for losses on notes receivable during the six months ended June 30, is as follows:

                                                        2003           2002
                                                        ----           ----
                                                       (Amounts In Thousands)

         Beginning balance                              $  95         $ 127
              Provision for losses                         10           416
              Write-downs                                (105)         (480)
                                                        -----         -----
         Ending balance                                 $ --          $  63
                                                        =====         =====

Note 6.  Investment in Financing Leases.
         ------------------------------

         The activity in the allowance for losses on financing leases during the six months ended June 30, is as follows:

                                                       2003          2002
                                                       ----          ----
                                                       (Amounts In Thousands)

         Beginning balance                              $ 17         $ 99
              Provision for (recovery of) losses          15           (5)
              Write-downs                                (32)         (32)
                                                        ----         ----
         Ending balance                                 $--          $ 62
                                                        ====         ====

Note 7.  Net Income (Loss) and Distributions per Limited Partnership Unit.
         -----------------------------------------------------------------

         Net income (loss) and distributions per limited partnership unit were based on the Limited Partners' share of net income (loss) and distributions and the weighted average number of units outstanding of 1,817,399 and 1,836,947 for the six months ended June 30, 2003 and 2002 respectively. For purposes of allocating income (loss) to each individual Limited Partner, the Partnership allocates net income (loss) based upon each respective Limited Partner's net capital contributions.

Note 8.  Subsequent Event.
         ----------------

         A lump sum distribution of $120,000 and $3,880,000 was made to the general and limited partners, respectively, in July 2003.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.

Item 2.   Management's   Discussion  and  Analysis  of Financial   Condition and
          ----------------------------------------------------------------------
          Results of Operations.
          ---------------------


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

Results of Operations

         Phoenix Leasing Cash Distribution Fund V, L.P. (the "Partnership") reported a net loss of $138,000 and $84,000 during the three and six months ended June 30, 2003, respectively, as compared to net income of $114,000 and $0 during the same periods in the prior year. Total revenues decreased by $471,000 and $746,000 for the three and six months ended June 30, 2003, respectively, as compared to the same periods in 2002. Total expenses decreased by $168,000 and $662,000 for the three and six months ended June 30, 2003, respectively, as compared to the same periods in 2002.

         Because the Partnership is in its liquidation stage, it is not expected that the Partnership will acquire additional equipment or finance any new investments. As a result, revenues and expenses from equipment leasing and financing activities are expected to decline as the lease and loan portfolio is liquidated. The Partnership expects to wind up its operations and liquidate its remaining assets during 2003. At June 30, 2003, the Partnership owned equipment with an aggregate original cost of approximately $379,000, all of which was off-lease. At June 30, 2003, the Partnership had no remaining investments in finance leases and notes receivable.

         The Partnership experienced a significant decrease in provision for losses on leases and loans of $49,000 and $360,000 for the three and six months ended June 30, 2003, respectively, as compared to the same periods in 2002. During the three and six months ended June 30, 2002, the provision for losses on leases and loans was higher due to the recognition of additional loss reserves for impaired loans and leases deemed to have a probable loss.

         Interest income decreased $29,000 and $59,000 during the three and six months ended June 30, 2003, compared to the same periods in 2002, which is attributable to the decrease in interest income from the Partnership's operating bank account. This decrease is due to declining interest rates and cash balances.

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

         In the quarter ended June 30, 2003, no leases were deemed as probable losses and no loans became impaired in the Partnership's Growth Capital portfolio. As of June 30, 2003, the Partnership has no remaining investments in leases and loans in the Growth Capital portfolio, which was made up of early stage companies in various growth industries, some of which had been adversely affected by the recent economic downturn.


Liquidity and Capital Resources

         The Partnership reported net cash generated by leasing, financing and rental activities during the six months ended June 30, 2003 and 2002 of $571,000 and $1,237,000, respectively. The decrease in cash generated is due to a decrease in principal payments from notes receivable, payments on financing leases and rental payments. Payments from notes receivable and financing leases decreased during 2003, compared to 2002, as a result of the Partnership's declining investment in notes receivable and financing leases.

         The cash distributed to partners during the six months ended June 30, 2003 was $595,000, as compared to $2,271,000 during the six months ended June 30, 2002. In accordance with the Partnership Agreement, the limited partners are entitled to 97% of the cash available for distribution and the General Partner is entitled to 3%. As a result, the limited partners received $561,000 and $2,203,000 in distributions during the six months ended June 30, 2003 and 2002, respectively. The cumulative distributions to the Limited Partners are $42,405,000 and $39,655,000 as of June 30, 2003 and 2002, respectively. The
General Partner received $34,000 and $68,000 in cash distributions for the six months ended June 30, 2003 and 2002, respectively. The Partnership expects to wind up its operations and liquidate its remaining assets during 2003. As a result, a lump sum distribution of $120,000 and $3,880,000 was made to the general and limited partners, respectively, in July 2003 and a final distribution will be made to the partners once all the assets of the Partnership have been liquidated.

         The cash generated from leasing and financing operations is anticipated to be sufficient to meet the Partnership's continuing operational expenses.

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

                                  June 30, 2003

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

                                  PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                                  ----------------------------------------------
                                                    (Registrant)

                                  BY: PHOENIX LEASING ASSOCIATES II, L.P.
                                      a California limited partnership,
                                      General Partner

                                      BY:  PHOENIX LEASING ASSOCIATES II, INC.
                                           a Nevada corporation,
                                           General Partner

    Date               Title                                   Signature
    ----               -----                                   ---------


August 12, 2003   Senior Vice President                  /S/ GARY W. MARTINEZ
----------------  and a Director of                      --------------------
                  Phoenix Leasing Associates II, Inc.    (Gary W. Martinez)


August 12, 2003   Vice President, Chief Financial        /S/ ANDREW N. GREGSON
----------------  Officer and a Director of              ---------------------
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



/S/ GUS CONSTANTIN
--------------------------------------
Gus Constantin
President
Date: August 12, 2003

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



/S/ ANDREW GREGSON
--------------------------------------
Andrew Gregson
Chief Financial Officer
Date: August 12, 2003