Form 10QSB
period 2003-09-30
PHOENIX LEASING CASH DISTRIBUTION FUND V L P
filed 2003-11-12
CIK 867296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

  X     QUARTERLY REPORT UNDER SECTION  13 OR 15(d)  OF THE  SECURITIES EXCHANGE
-----   ACT OF 1934

                For the quarterly period ended September 30, 2003

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

1,814,103 Units of Limited Partnership Interest were outstanding as of September 30, 2003.

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
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)

                                                     September 30,  December 31,
                                                         2003           2002
                                                         ----           ----
ASSETS

Cash and cash equivalents                               $2,295        $6,259

Accounts receivable (net of allowance for losses
   on accounts receivable of $0 and $199 at
   September 30, 2003 and December 31, 2002,
   respectively)                                            24           108

Notes receivable (net of allowance for losses on
   notes receivable of $0 and $95 at September 30,
   2003 and December 31, 2002, respectively)              --             464

Equipment on operating leases and held for lease
   (net of accumulated depreciation of $0 and $317
   at September 30, 2003 and December 31, 2002,
   respectively)                                          --               3

Net investment in financing leases (net of
   allowance for lease losses of $0 and $17 at
   September 30, 2003 and December 31, 2002,
   respectively)                                          --             318

Capitalized acquisition fees (net of accumulated
   amortization of $3,468 and $3,450 at September
   30, 2003 and December 31, 2002, respectively)          --              18

Other assets                                              --               4
                                                        ------        ------

   Total Assets                                         $2,319        $7,174
                                                        ======        ======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities
   Accounts payable and accrued expenses                $   78        $  180
                                                        ------        ------

     Total Liabilities                                      78           180
                                                        ------        ------
Partners' Capital
   General Partner                                          23            26

   Limited Partners, 5,000,000 units authorized,
     2,045,838 units issued, 1,814,103 and
     1,822,933 units outstanding at September 30,
     2003 and December 31, 2002, respectively            2,218         6,968
                                                        ------        ------

   Total Partners' Capital                               2,241         6,994
                                                        ------        ------

     Total Liabilities and Partners' Capital            $2,319        $7,174
                                                        ======        ======

        The accompanying notes are an integral part of these statements.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                          Three Months Ended  Nine Months Ended
                                             September 30,      September 30,
                                            2003       2002    2003      2002
                                            ----       ----    ----      ----
REVENUES
   Rental income                            $ --     $   34   $   55   $  424
   Earned income, financing leases            --         21       25      132
   Gain (loss) on sale of equipment             20       19      (16)      79
   Interest income, notes receivable          --        176       45      394
   Interest income                               3       28       31      116
   Other income                               --          5       13       14
                                            ------   ------   ------   ------
     Total Revenues                             23      283      153    1,159
                                            ------   ------   ------   ------

EXPENSES
   Depreciation                               --         22        5      162
   Amortization of acquisition fees           --         14       18       76
   Lease related operating expenses              1        2        2       19
   Management fees to General Partner           (4)      16       20       69
   Reimbursed administrative costs to
     General Partner                            11       14       45       69
   Provision for losses on leases and
     loans                                      27       21       99      452
   Legal expense                                14       30       45       94
   General and administrative expenses          10       25       39       80
                                            ------   ------   ------   ------
     Total Expenses                             59      144      273    1,021
                                            ------   ------   ------   ------

NET INCOME (LOSS)                           $  (36)  $  139   $ (120)  $  138
                                            ======   ======   ======   ======


NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT                         $ (.08)  $  .06   $ (.15)  $  .02
                                            ======   ======   ======   ======

DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT                         $ 2.14   $  .60   $ 2.45   $ 1.80
                                            ======   ======   ======   ======

ALLOCATION OF NET INCOME (LOSS):
     General Partner                        $  119   $   36   $  151   $  103
     Limited Partners                         (155)     103     (271)      35
                                            ------   ------   ------   ------
                                            $  (36)  $  139   $ (120)  $  138
                                            ======   ======   ======   ======

        The accompanying notes are an integral part of these statements.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                              Nine Months Ended
                                                                 September 30,
                                                                 2003     2002
                                                                 ----     ----
Operating Activities:
   Net income (loss)                                          $  (120)  $   138
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
       Depreciation                                                 5       162
       Amortization of acquisition fees                            18        76
       Loss (gain) on sale of equipment                            16       (79)
       Provision for losses on financing leases                    17        24
       Provision for losses on notes receivable                    11       400
       Provision for losses on accounts receivable                 71        28
       Decrease in accounts receivable                             10        15
       Decrease in accounts payable and accrued expenses         (102)     (247)
       Decrease in other assets                                     4      --
                                                              -------   -------
Net cash provided by (used in) operating activities               (70)      517
                                                              -------   -------
Investing Activities:
     Principal payments, financing leases                         144       444
     Principal payments, notes receivable                         453       736
     Proceeds from sale of equipment                              142       145
                                                              -------   -------
Net cash provided by investing activities                         739     1,325
                                                              -------   -------
Financing Activities:
     Redemptions of capital                                       (38)      (86)
     Distributions to partners                                 (4,595)   (3,401)
                                                              -------   -------
Net cash used in financing activities                          (4,633)   (3,487)
                                                              -------   -------

Decrease in cash and cash equivalents                          (3,964)   (1,645)
Cash and cash equivalents, beginning of period                  6,259     8,807
                                                              -------   -------

Cash and cash equivalents, end of period                      $ 2,295   $ 7,162
                                                              =======   =======

Supplemental Disclosure of Non-Cash Investing Activities:
--------------------------------------------------------
   Reclassification of financing leases to equipment
     on operating leases                                      $   190   $   528


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

Note 4.    Accounts Receivable.
           -------------------

         The activity in the allowance for losses on accounts receivable during the nine months ended September 30, is as follows:

                                                          2003          2002
                                                          ----          ----
                                                        (Amounts In Thousands)
         Beginning balance                               $ 199         $ 186
              Provision for losses                          71            28
              Write-downs                                 (270)          (36)
                                                         -----         -----
         Ending balance                                  $ -           $ 178
                                                         =====         =====

Note 5.    Notes Receivable.
           ----------------

         Impaired Notes Receivable. At September 30, 2003 and December 31, 2002, the recorded investments in notes that are considered to be impaired was $0 and $226,000 net of specific write-downs of $0 and $649,000, respectively. The average recorded investment in impaired loans during the nine months ended September 30, 2003 and 2002 was approximately $89,000 and $234,000 respectively.

         The activity in the allowance for losses on notes receivable during the nine months ended September 30, is as follows:

                                                         2003          2002
                                                         ----          ----
                                                       (Amounts In Thousands)

         Beginning balance                               $  95         $ 127
              Provision for losses                          11           400
              Write-downs                                 (106)         (488)
                                                         -----         -----
         Ending balance                                  $ -           $  39
                                                         =====         =====

Note 6.    Investment in Financing Leases.
           ------------------------------

         The activity in the allowance for losses on financing leases during the nine months ended September 30, is as follows:

                                                         2003          2002
                                                         ----          ----
                                                       (Amounts In Thousands)

         Beginning balance                               $  17         $  99
              Provision for losses                          17            24
              Write-downs                                  (34)          (83)
                                                         -----         -----
         Ending balance                                  $ -           $  40
                                                         =====         =====

Note 7.    Net Income (Loss) and Distributions per Limited Partnership Unit.
           ----------------------------------------------------------------

         Net income (loss) and distributions per limited partnership unit were based on the Limited Partners' share of net income (loss) and distributions and the weighted average number of units outstanding of 1,816,288 and 1,834,000 for the nine months ended September 30, 2003 and 2002 respectively. For purposes of allocating income (loss) to each individual Limited Partner, the Partnership allocates net income (loss) based upon each respective Limited Partner's net capital contributions.

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

Results of Operations

         Phoenix Leasing Cash Distribution Fund V, L.P. (the "Partnership") reported a net loss of $36,000 and $120,000 during the three and nine months ended September 30, 2003, respectively, as compared to net income of $139,000 and $138,000 during the same periods in the prior year. Total revenues decreased by $260,000 and $1,006,000 for the three and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002. Total expenses decreased by $78,000 and $741,000 for the three and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002.

         Because the Partnership is in its liquidation stage, it is not expected that the Partnership will acquire additional equipment or finance any new investments. As a result, revenues and expenses from equipment leasing and financing activities are expected to decline as the lease and loan portfolio is liquidated. The Partnership expects to wind up its operations and liquidate its remaining assets during 2003. At September 30, 2003, the Partnership had no remaining investments in equipment on operating leases, finance leases and notes receivable.

         The Partnership experienced a significant decrease in provision for losses on leases and loans of $353,000 for the nine months ended September 30, 2003, respectively, as compared to the same period in 2002. During the nine months ended September 30, 2002, the provision for losses on leases and loans was higher due to the recognition of additional loss reserves for impaired loans and leases deemed to have a probable loss. The provision for losses on leases and loans stayed relatively the same for the three months ended September 30, 2003 as compared to the same period in the prior period in 2002.

         Interest income decreased $25,000 and $85,000 during the three and nine months ended September 30, 2003, compared to the same periods in 2002, which is attributable to the decrease in interest income from the Partnership's operating bank account. This decrease is due to declining interest rates and cash balances.

         Management considers various factors in determining the allowance for loan and lease losses. Management periodically specifically reviews each individual loan and lease in the Partnership's portfolio for payment delinquencies and other identified weaknesses. When management determines that a lease loss is probable or loan is impaired, it provides for the loss and takes a specific write-down to reduce the reported value of that lease or loan. For loans, the reported value is reduced to the present value of the expected future cash flows discounted at the original effective interest rate or, if collectability is collateral dependent (which is generally the case), to the fair value of the collateral. For leases, the reported value is reduced to the amount expected to be recovered which is generally the fair value of the collateral. In addition, in order to estimate unidentified probable losses, management considers the average charge-offs as a percentage of the portfolio in recent quarters in estimating this portion of the allowance. A significant amount of the loans and leases previously in the Growth Capital portfolio were dependent upon computer peripheral collateral which was susceptible to accelerated fair value declines due to potential technological obsolescence. This factor was considered by management in calculating the allowance for loan and lease losses through historical loss factors and individual loan and lease reviews.

         As of September 30, 2003, the Partnership has no remaining investments in leases and loans in the Growth Capital portfolio, which was made up of early stage companies in various growth industries, some of which had been adversely affected by the recent economic downturn. As a result for the quarter ended September 30, 2003, no leases were deemed as probable losses and no loans became impaired in the Partnership's Growth Capital portfolio.

Liquidity and Capital Resources

         The Partnership reported net cash generated by leasing, financing and rental activities during the nine months ended September 30, 2003 and 2002 of $527,000 and $1,697,000, respectively. The decrease in cash generated is due to a decrease in principal payments from notes receivable, payments on financing leases and rental payments. Payments from notes receivable and financing leases decreased during 2003, compared to 2002, as a result of the Partnership's declining investment in notes receivable and financing leases.

         The cash distributed to partners during the nine months ended September 30, 2003 was $4,595,000, as compared to $3,401,000 during the nine months ended September 30, 2002. In accordance with the Partnership Agreement, the limited partners are entitled to 97% of the cash available for distribution and the General Partner is entitled to 3%. As a result, the limited partners received $4,441,000 and $3,299,000 in distributions during the nine months ended September 30, 2003 and 2002, respectively. The cumulative distributions to the Limited Partners are $46,285,000 and $40,752,000 as of September 30, 2003 and 2002, respectively. The General Partner received $154,000 and $102,000 in cash distributions for the nine months ended September 30, 2003 and 2002, respectively. The Partnership expects to wind up its operations and liquidate its remaining assets during 2003. A final distribution will be made to the partners once all the assets of the Partnership have been liquidated.

         The cash retained from leasing and financing operations is anticipated to be sufficient to meet the Partnership's continuing operational expenses.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.

Item 3.    Controls and Procedures.
           -----------------------

         Based on their evaluation of the effectiveness of the Partnership's disclosure controls and procedures as of September 30, 2003, the President and Chief Financial Officer of Phoenix Leasing Associates II, Inc., the general partner of Phoenix Leasing Associates II, L.P., the Partnership's general partner, have each concluded that the Partnership's disclosure controls and procedures are effective and sufficient to ensure that the Partnership record, process, summarize, and report information required to be disclosed in its periodic reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission's rules and forms.

         Subsequent to the date of such evaluation, there have not been any significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

                 PHOENIX LEASING CASH DISTRIBUTION FUND V, L.P.

                               September 30, 2003

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

Item 3.  Defaults Upon Senior Securities.  Inapplicable
         -------------------------------

Item 4.  Submission of Matters to a Vote of Securities Holders.  Inapplicable
         -----------------------------------------------------

Item 5.  Other Information.  Inapplicable
         -----------------

Item 6.  Exhibits and Reports on 8-K:
         ---------------------------

         a) Exhibits:

               32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


November 12, 2003   Senior Vice President                  /S/ GARY W. MARTINEZ
------------------  and a Director of                      --------------------
                    Phoenix Leasing Associates II, Inc.    (Gary W. Martinez)


November 12, 2003   Vice President, Chief Financial        /S/ ANDREW N. GREGSON
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

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of the end of the period covered by this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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



/S/ GUS CONSTANTIN
------------------
Gus Constantin
President
Date: November 12, 2003

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

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of the end of the period covered by this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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



/S/ ANDREW GREGSON
------------------
Andrew Gregson
Chief Financial Officer
Date: November 12, 2003